Form 10-Q
period 2012-06-30
Armored AutoGroup Inc.
filed 2012-08-30
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from             TO

Commission file number 333-180736

ARMORED AUTOGROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3620112
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

44 Old Ridgebury Road, Suite 300
Danbury, Connecticut	06810
(Address of principal executive officers)	(Zip Code)

(203) 205-2900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate number of shares of the registrant’s common stock outstanding on August 29, 2012 was 1,000 shares of common stock $.01 par value.

Armored AutoGroup Inc.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information can generally be identified by the use of forward-looking terminology, including the terms ‘‘believes,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘expects,’’ ‘‘seeks,’’ ‘‘projects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘may,’’ ‘‘will’’ or ‘‘should’’ or, in each case, their negative or other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•                  We face intense competition in our business, which could lead to reduced profitability if we cannot compete effectively.

•                  Harm to our reputation or the reputation of one or more of our leading brands could have an adverse effect on our business.

•                  Customer support of our marketing and advertising programs and new product launches is critical for our success.

•                  A significant portion of our net sales and net earnings is derived from a few key customers. The loss of any one or more of these customers could cause a material decline in our operating results.

•                  Sales growth may be difficult to achieve.

•                  We may not successfully develop and introduce new products and line extensions.

•                  Our operating results and net earnings may not meet expectations.

•                  Acquisitions, new venture investments and divestitures may not be successful.

•                  Changes in market distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets.

•                  Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events.

•                  We are exposed to commodity fluctuation risk and may not be able to adequately hedge our exposure, if at all.

•                  We may be adversely affected by the current economic environment or future volatility in global economies.

•                  Failure to protect our intellectual property rights could impact our competitiveness, allow our competitors to develop and market products with features similar to our products and demand for our products could decline.

•                  If we are found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, our competitiveness could be adversely impacted.

•                  In the ordinary course of business, we may be subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted in or could result in unsafe condition or injury.

•                  Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities or within the required timeframe, which could result in order cancellations and decreased net sales.

•                  Reliance on a limited base of third party contract manufacturers, logistics and procurement service providers may result in disruption to our business.

•                  Our facilities and those of our suppliers are subject to disruption by events beyond our control.

•                  We operate under a Federal Trade Commission consent order, which requires certain compliance policies and procedures. Should we violate our requirements thereunder, we may face significant fines and penalties.

•                  Compliance with environmental law and other government regulations could impose material costs.

•                  Operations outside the United States expose us to uncertain conditions and other risks in international markets.

•                  Because we operate and sell our products in foreign countries, changes in currency exchange rates could adversely affect our operations and financial results.

•                  We may not be able to hire or retain the number of qualified personnel required for our business, which would harm the development and sales of our products and limit our ability to grow.

•                  If we lose the services of our key personnel, our business could be adversely affected.

•                  A failure of a key information technology system could adversely impact our ability to conduct business.

•                  Our continued growth and expansion and increasing reliance on third-party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

•                  Our historical financial information may not be representative of our results as a stand-alone company or indicative of our future financial performance.

•                  Transition activities are complicated and may distract the organization from operating the business. Additionally, successful carve-out execution is risky, complex and requires substantial resources and expenditures.

•                  We may experience difficulties operating as a stand-alone company.

•                  Changes in tax laws could adversely affect the taxes we pay and our profitability.

•                  We may not be able to raise additional funds when needed for our business or to exploit opportunities.

•                  We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

•                  We may incur increased ongoing costs as a result of being obligated to file reports with the Securities and Exchange Commission and our management will be required to devote substantial time to new compliance initiatives when we are effectively registered.

•                  As an ‘‘emerging growth company’’ under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

Any forward-looking statement made by us in this quarterly report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2011	2012
		(Unaudited)
ASSETS
Current assets:
Cash	$4,935	$5,680
Accounts receivable	54,300	90,659
Inventories	37,250	53,803
Due from Clorox	11,727	1,907
Other current assets	9,937	12,197
Total current assets	118,149	164,246

Property, plant and equipment	29,905	32,194
Goodwill	384,793	385,129
Intangible assets	388,175	370,165
Deferred financing costs and other assets	6,454	5,778
Total assets	$927,476	$957,512

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Book overdraft	$1,987	$—
Accounts payable	8,606	28,981
Accrued expenses and other current liabilities	22,614	30,556
Income taxes payable	1,821	—
Due to Parent	795	795
Revolving credit loan	—	15,001
Current portion of long-term debt, less discount	470	424
Total current liabilities	36,293	75,757

Long-term debt, less discount and current portion	553,861	553,643
Other liability	2,500	2,500
Deferred income taxes	116,489	109,640
Total liabilities	709,143	741,540
Commitments and contingencies (Note 11)
Shareholder’s Equity:
Common stock ($0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2011 and June 30, 2012)	—	—
Additional paid-in capital	260,484	260,605
Accumulated deficit	(39,784)	(42,781)
Accumulated other comprehensive loss	(2,367)	(1,852)
Total shareholder’s equity	218,333	215,972
Total liabilities and shareholder’s equity	$927,476	$957,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net sales	$79,401	$82,695	$159,982	$169,091
Cost of products sold	41,118	44,130	81,272	87,220
Cost of products sold - acquisition related	—	—	4,439	—

Gross profit	38,283	38,565	74,271	81,871

Operating expenses:
Selling and administrative expenses	10,576	10,960	19,729	24,107
Advertising costs	13,177	14,222	18,674	19,485
Research and development costs	711	524	1,410	1,039
Amortization of acquired intangible assets	9,176	9,176	18,351	18,351
Acquisition-related charges	258	—	949	—
Total operating expenses	33,898	34,882	59,113	62,982
Operating profit	4,385	3,683	15,158	18,889
Non-operating expenses (income):
Interest expense	12,107	12,333	23,933	24,423
Other (income) and expense, net	(53)	262	(270)	43

Loss before benefit for income taxes	(7,669)	(8,912)	(8,505)	(5,577)
Benefit for income taxes	(3,001)	(4,809)	(3,329)	(2,580)
Net loss	$(4,668)	$(4,103)	$(5,176)	$(2,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net loss	$(4,668)	$(4,103)	$(5,176)	$(2,997)

Other comprehensive income:
Foreign currency translation (loss) gain	(742)	4,031	(4,180)	(515)
Comprehensive loss	$(5,410)	$(72)	$(9,356)	$(3,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(5,176)	$(2,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,358	23,213
Share-based compensation	136	131
Deferred income taxes	(8,267)	(7,027)
Other	260	(77)
Cash effect of changes in:
Accounts receivable	(34,524)	(36,359)
Inventories	(2,687)	(16,553)
Due from Clorox	(8,211)	9,820
Other current assets	(117)	(2,082)
Book overdraft	—	(1,987)
Accounts payable and accrued liabilities	9,524	28,317
Income taxes	2,278	(1,821)
Net cash used in operating activities	(24,426)	(7,422)

Cash flows from investing activities:
Capital expenditures	(4,808)	(5,162)
Other	513	—
Net cash used in investing activities	(4,295)	(5,162)

Cash flows from financing activities:
Borrowings under revolver	21,500	33,001
Payments on revolver	(12,500)	(18,000)
Principle payments on term loan	(1,500)	(1,500)
Advance from Parent	795	—
Deferred financing costs	(629)	—
Net cash provided by financing activities	7,666	13,501

Effect of exchange rate changes on cash	—	(172)
Net (decrease) increase in cash	(21,055)	745
Cash at beginning of period	31,701	4,935
Cash at end of period	$10,646	$5,680

Supplemental cash flow disclosures:
Cash paid for interest	$18,539	$22,365
Cash paid for income taxes	$1,099	$7,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Armored AutoGroup Inc. is a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance products categories, respectively. Armored AutoGroup delivers its products to distributors, resellers and end users (collectively the customers) through its direct operations in the United States, Canada, Australia, and the United Kingdom and distributor relationships in approximately 50 countries. The Armor All® and STP® brands offer multiple automotive appearance and performance products that can be found in most of the major developed countries around the world.

On November 5, 2010, affiliates of Avista Capital Holdings, L.P. (“Avista”) acquired the Armor All, STP and certain other brands from The Clorox Company (“Clorox”) pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the “Acquisition”). Armored AutoGroup Parent Inc. (“AAG Parent” or “Parent”) indirectly owns all of AAG’s issued and outstanding capital stock through its direct subsidiary and AAG’s direct parent, Armored AutoGroup Intermediate Inc.

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Registration Statement on Form S-4 (File No. 133-180736) filed with the SEC for the fiscal year ended December 31, 2011, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies. The consolidated balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information or disclosures required by U.S. GAAP for complete financial statements.

Subsequent to the Acquisition, Clorox provided certain significant services to the Company under a Transition Services Agreement (“TSA”). On November 1, 2011, the Company completed the transition of its North American and export operations from Clorox provisioning to stand-alone operations. The Company completed the transition of certain international operations from Clorox in the second quarter of 2012 and terminated the remaining service components of the TSA.

Reclassifications

Certain reclassifications have been made in the prior condensed consolidated financial statements to conform to the current year presentation. These reclassifications included separately stating interest expense of $12,107,000 and $23,933,000 for the three and six month periods ended June 30, 2011, respectively, on the Condensed Consolidated Statement of Operations which was previously included in interest and other expense, net and separately stating the change in the amount due from Clorox of $8,211,000 for the six months ended June 30, 2011 on the Condensed Consolidated Statement of Cash Flows which was previously included in other current assets. These reclassifications did not change the previously reported net loss of the Company.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Revenue Recognition

Sales are recognized as revenue when the risk of loss and title pass to the customer and when all of the following have occurred: a firm sales arrangement exists, pricing is fixed or determinable, and collection is reasonably assured. Sales are recorded net of allowances for returns, trade-promotions, coupons and other discounts. The Company commits to one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, advantageous end-of-aisle or in-store displays of the Company’s products, graphics and other trade-promotion activities conducted by the customer. Coupons are recognized as a liability when distributed based upon expected consumer redemptions. The Company maintains liabilities at the end of each period for the estimated expenses incurred, but unpaid for these programs. Trade-promotion and coupon costs are recorded as a reduction of sales.

The Company’s business is moderately seasonal. Sales are typically higher in the first half of the calendar year as customers purchase stock for the spring and summer seasons when weather is warmer in the northern hemisphere than in the fall and winter months.  This pattern is largely reflective of customers’ seasonal purchasing patterns, as well as the timing of Company promotional activities. Weather can also influence consumer behavior, especially for appearance products. Armor All and STP automotive appearance and performance products sell best during warm, dry weather, and sell less strongly if weather is cold and wet.

Foreign Currency Translation

Local currencies are the functional currencies for substantially all of the Company’s foreign operations. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other expense (income), net. Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the respective balance sheet reporting date. Income and expenses are translated at the average exchange rate during the period. For purposes of these financial statements, currency translation adjustments were allocated based on net assets subject to translation. Gains and losses on foreign currency translations are reported as a component of accumulated other comprehensive income. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested. The income tax effect of currency translation adjustments related to foreign subsidiaries in certain countries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to accumulated other comprehensive income.

Comprehensive Income

Comprehensive income includes net earnings and foreign currency translation adjustments that are excluded from net earnings, but are included as a separate component of shareholder’s equity.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June and December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from OCI to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company plans to adopt ASU 2011-11 on January 1, 2013, as required, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

Note 2 — Related-Party Transactions

Clorox

In conjunction with the Acquisition agreement, the Company entered into a TSA with Clorox whereby Clorox would provide certain services, equipment and office space to the Company.  Additionally under the TSA, the Company provided certain services to Clorox. Related-party transactions and activities involving Clorox are not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealings may exist.  The TSA is cancelable by the Company in part or whole with 120 days’ notice. On November 1, 2011, the Company completed the transition of its North American and export operations from Clorox provisioning to stand-alone operations. The Company completed the transition of certain international operations from Clorox in the second quarter of 2012 and terminated the remaining service components of the TSA. The Company has notified Clorox that it will terminate lease of certain office space on August 31, 2012, the last remaining service, equipment or office space under the TSA.

Net amounts due from Clorox were (in thousands):

December 31,	June 30,
2011	2012
$11,727	$1,907

Net expenses under the TSA were (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Cost of products sold	$2,038	$—	$4,167	$—
Sell and administrative expenses	1,149	251	2,526	687
Research and development costs	263	—	621	—
	$3,450	$251	$7,314	$687

Avista

Avista and several of its employees together own approximately 99.3% of Parent, which is the sole stockholder of Intermediate, the Company’s parent. As a result, Avista has the power to elect our board of directors and has the ability to exercise significant influence or control over the Company’s operations.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company has entered into a monitoring agreement with Avista and affiliates of Avista whereby Avista provides services for a fixed fee to the Company.  Selling and administrative expenses, including out of pocket expenses, respectively, related to this monitoring agreement were (in thousands):

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
$250	$333	$500	$601

In connection with the Acquisition and the issuance of its long-term debt, the Company paid $4,050,000 to Avista and affiliates of Avista for consulting expenses and recorded these as deferred financing costs which are amortized over the term of the debt using the effective interest rate method. Related amortization expense was (in thousands):

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
$312	$150	$617	$301

Directors and Officers

In connection with the Acquisition and issuance of the Company’s long-term debt, the Company incurred costs of $1,800,000 for consulting expenses from individuals that later became directors and officers of the Company.  Of this amount, $400,000 was paid to certain directors and officers of the Company and $1,400,000 was reinvested in the Company through the purchase of common stock. Deferred financing costs of $457,000 for consulting expenses provided by individuals that later became directors and officers of the Company were recorded in connection with the issuance of the Company’s long-term debt and are amortized over the term of the respective debt using the effective interest rate method. Related amortization expense was (in thousands):

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
$35	$17	$70	$34

The Company engaged Charles McIlvaine a Director of the Company and Industry Executive of Avista, to provide services associated with corporate development and other strategic initiatives on a consulting basis. This arrangement concluded as of December 31, 2011. Related selling and administrative expenses were (in thousands):

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
$60	$—	$120	$—

Parent

In May 2011, the Company received $795,000 on behalf of its Parent related to the sale of the Parent’s stock to certain of the Company’s employees.  As of December 31, 2011 and June 30, 2012 the Company had $795,000 due to it’s Parent related to sales of the Parent’s stock to the Company’s employees.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 — Accounts Receivable

The Company’s accounts receivable potentially subject the Company to significant concentrations of credit risk. The carrying values of the Companies accounts receivable approximate their fair values due to their short-term nature.  The Company sells the majority of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorates substantially, the Company’s results of operations, financial position and cash flows could be adversely affected.

The percentage of accounts receivable due from the Company’s largest customers were:

	December 31,	June 30,
	2011	2012
First	26%	21%
Second	11%	11%

Credit risk with respect to other accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many geographical regions. The Company performs ongoing credit evaluations of the financial condition of its customers and requires credit enhancements, such as letters of credit and bank guarantees, in certain circumstances.

The percentage of the Company’s net sales to the Company’s largest customer was:

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
19%	18%	19%	19%

No other customers exceeded 10% of net sales in any period.

The Company provides an allowance for doubtful accounts based on its historical experience and a periodic review of its accounts receivable. Receivables were presented net of an allowance for doubtful accounts of (in thousands):

December 31,	June 30,
2011	2012
$390	$418

The Company’s provision for doubtful accounts was (in thousands):

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
$54	$(27)	$173	$28

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 4 — Inventories

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2011	2012
Finished goods	$30,814	$45,396
Raw materials and packaging	8,487	11,139
Allowances for obsolescence	(2,051)	(2,732)
	$37,250	$53,803

A step-up in the value of inventory of $11,668,000 was recorded in connection with the Acquisition based on valuation estimates. During the six months ended June 30, 2011, $4,439,000 of this step-up amount was charged to “cost of products sold — acquisition related” as the inventory was sold.

Note 5 — Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,	June 30,
	2011	2012
Current deferred tax assets	$5,061	$5,239
Deferred financing costs	1,512	1,512
Prepaid income taxes	1,348	1,348
Other	2,016	4,098
	$9,937	$12,197

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 — Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2011	2012
Land and improvements	$595	$864
Buildings	3,466	3,514
Machinery and equipment	20,959	22,136
Capitalized software	7,800	7,892
Construction in progress	2,244	5,651
	35,064	40,057
Less: accumulated depreciation	(5,159)	(7,863)
	$29,905	$32,194

Depreciation expense related to property, plant and equipment was (in thousands):

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
$1,028	$1,449	$2,135	$2,873

Note 7 — Goodwill and Intangible Assets

In connection with the Acquisition, the Company recorded $385.4 million of goodwill. None of the goodwill related to the Acquisition is expected to be deductible for tax purposes. Changes in the carrying amount of goodwill and intangible assets were as follows (in thousands):

		Trademarks and Other Intangible Assets
		Trademarks	Customer	Licensing
		and Brands	Relationships	Arrangements
		Not Subject to	Subject to	Subject to
	Goodwill	Amortization	Amortization	Amortization	Total
Balance at December 31, 2011	$384,793	$99,176	$284,001	$4,998	$388,175
Amortization	—	—	(17,701)	(650)	(18,351)
Translation adjustments	336	131	210	—	341
Balance at June 30, 2012	$385,129	$99,307	$266,510	$4,348	$370,165

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 8 — Accrued Expenses and Other Current Liabilities

The following summarizes the Company’s accrued expenses and other current liabilities (in thousands):

	December 31,	June 30,
	2011	2012
Trade, sales promotion and advertising	$6,297	$14,300
Accrued interest	8,677	8,746
Compensation and benefits	2,409	1,920
Other	5,231	5,590
	$22,614	$30,556

Note 9 — Debt

The following summarizes the Company’s debt (in thousands):

	December 31, 2011
	Credit Facility			Total
	Revolver	Term Loan	Senior Notes	Long-Term Debt
Balance	$—	$297,000	$275,000	$572,000
Less: discount	—	(8,111)	(9,558)	(17,669)
	$—	288,889	265,442	554,331
Less: current portion, net of discount		(1,498)	1,028	(470)
Long-term portion, net of discount		$287,391	$266,470	$553,861

	June 30, 2012
	Credit Facility			Total
	Revolver	Term Loan	Senior Notes	Long-Term Debt
Balance	$15,001	$295,500	$275,000	$570,500
Less: discount	—	(7,376)	(9,057)	(16,433)
	$15,001	288,124	265,943	554,067
Less: current portion, net of discount		(1,457)	1,033	(424)
Long-term portion, net of discount		$286,667	$266,976	$553,643

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Credit Facility

In connection with the Acquisition on November 5, 2010, the Company entered into a credit agreement, among Armored AutoGroup Intermediate Inc. (f/k/a Viking Intermediate Inc.), the Company, several lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (the “Credit Facility”).  Borrowings under the Credit Facility bear interest at a rate of the sum of (i) the greater of the London Interbank Offered Rate (“LIBOR”) or 1.75% and (ii) 4.25%. The Credit Facility provided revolving credit and a Term Loan as follows:

Revolver  An unsecured $50.0 million revolving credit loan (the “Revolver”), which continues into November 2015. Further to interest as described above on the Revolver, an annual commitment fee of 0.75% is charged quarterly based on the average daily unused portion of the Revolver.

Term Loan  A $300.0 million term loan with quarterly principal payments of $750,000 and the remaining principal maturing in November 2016.

The Credit Facility is collateralized by substantially all of the assets of the Company.  The Credit Facility is subject to certain covenants which restrict the Company’s ability to incur indebtedness or liens, or make certain investments and requires the Company to maintain certain financial ratios.  As of June 30, 2012, the Company was in compliance with all covenants related to the Credit Facility.

Senior Notes

In connection with the Acquisition on November 5, 2010, the Company further issued 9.25% senior unsecured notes (“Senior Notes”) in an aggregate principal amount of $275.0 million, which will mature in November 2018. The coupon interest on these notes is payable semiannually on May 1 and November 1.

Under terms of a registration rights agreement the Company entered into with respect to the notes, the Company agreed to use commercially reasonable efforts to complete an exchange offer related to the notes by April 28, 2012.  The Company has filed a registration statement with the SEC that was effective July 26, 2012.  Until the exchange offer is completed on August 23, 2012, additional interest shall accrue on the principal amount of the notes at a rate of 0.25% per annum.  Additional interest accrued of $115,000 through June 30, 2012 according to these terms along with added interest for the period July 1 to August 23, 2012 is payable November 1, 2012.

Interest Expense

Interest expense associated with the Credit Facility and the Senior Notes including commitment fees for unused borrowings, and amortization of original issue discount and deferred financing costs was (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Credit Facility
Revolver	$328	$470	$527	$786
Term loan	5,030	5,003	9,945	9,958
Senior Notes	6,717	6,742	13,429	13,477
Other	32	118	32	202
	$12,107	$12,333	$23,933	$24,423

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Deferred Financing Costs

Costs associated with the establishment of the Credit Facility and Senior Notes have been deferred and are recorded as other current assets and other non-current assets on the Company’s Consolidated Balance Sheets as follows (in thousands):

	December 31,	June 30,
	2011	2012
Balance	$9,629	$9,629
Less: accumulated amortization	(1,698)	(2,451)
	7,931	7,178
Less: current portion, net of amortization	(1,512)	(1,512)
Long-term portion, net of amortization	$6,419	$5,666

Note 10- Fair Value Measurement of Assets and Liabilities

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value which is intended to increase consistency and comparability and related disclosures. An asset or liability’s classification is based on the lowest level of input that is significant to the fair value measurement and is disclosed in one of the following three categories:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions.

The carrying and fair values of the Company’s financial assets and liabilities (Level 2) were as follows (in thousands):

	December 31, 2011,		June 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolver	$—	$—	$15,001	$15,001
Term loan	288,889	288,889	288,124	290,329
Senior notes	265,442	212,400	265,943	236,500

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of both December 31, 2011 and June 30, 2012, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s financial statements taken as a whole.

Note 12 — Defined Contribution Plan

The Company established a defined contribution plan in the United States for the Company’s employees that contains two components, a 401(k) component and a profit-sharing component, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). The Company’s aggregate cost of the defined contribution plan was (in thousands):

Three months ended June 30,		Six months ended June 30,
2011	2012	2011	2012
$88	$344	$200	$783

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 13 — Segment Data

The Company manages its business through two geographic segments: North America and International.

•                  North America consists of auto-care products marketed and sold in the United States and Canada. Products within this segment include auto-care products primarily under the Armor All® and STP® brands.

•                  International consists of products sold outside North America. Products within this segment include auto-care products primarily under the Armor All and STP, brands.

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three months ended June 30, 2011
	North America	International	Corporate	Consolidated
Net sales	$61,797	$17,604	$—	$79,401
Earnings (loss) before income taxes	15,589	1,281	(24,539)	(7,669)
Capital expenditures	2,926	187	—	3,113
Depreciation and amortization	1,859	129	9,175	11,163
Share-based compensation	68	3	—	71

	Three months ended June 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$66,584	$16,111	$—	$82,695
Earnings (loss) before income taxes	11,069	1,616	(21,597)	(8,912)
Capital expenditures	2,207	9	—	2,216
Depreciation and amortization	2,359	92	9,176	11,627
Share-based compensation	64	2	—	66

	Six months ended June 30, 2011
	North America	International	Corporate	Consolidated
Net sales	$124,504	$35,478	$—	$159,982
Earnings (loss) before income taxes	39,853	3,325	(51,683)	(8,505)
Capital expenditures	4,357	451	—	4,808
Depreciation and amortization	3,770	238	18,350	22,358
Share-based compensation	131	5	—	136

	Six months ended June 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$133,263	$35,828	$—	$169,091
Earnings (loss) before income taxes	33,044	4,153	(42,774)	(5,577)
Capital expenditures	5,022	140	—	5,162
Depreciation and amortization	4,541	321	18,351	23,213
Share-based compensation	126	5	—	131

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company does not allocate its cost of products sold — acquisition related, acquisition-related charges, amortization of intangible assets or interest expense between its North America and International segments but includes them in the tables above under Corporate in order to reconcile the North America and International segments’ performance to the Company’s condensed consolidated statements of operations.  All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Note 14 — Income taxes

The Company’s effective benefit rate in the three months ended June 30, 2011 and 2012 was 39.1% and 54.0%, respectively, and in the six months ended June 30, 2011 and 2012 was 39.1% and 46.3%, respectively. The Company’s effective benefit rate for the three and six month periods ended June 30, 2012 reflects the anticipated effective benefit rate for 2012, which will differ from the statutory tax rate primarily due to the effect of U.S. federal manufacturing benefits expected for 2012 and the impact of foreign tax planning during the latter part of 2011 which increases the benefit rate on the anticipated loss for 2012.

The Company’s effective benefit rate for the three and six month periods ended June 30, 2011 differed from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized during the period, which increased the benefit rate on the loss for the quarter. For the three and six month periods ended June 30, 2011, the Company determined that the actual tax expense for the period represented the best estimate of the tax provision for the year to date, in lieu of the general effective rate model.

Note 15 — Financial Information for the Company and Its Subsidiaries

The Company’s payment obligations under the Senior Notes are guaranteed, jointly and severally, by all of the Company’s wholly owned domestic subsidiaries that guarantee the obligations of the Company under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Company conducts substantially all of its business through its subsidiaries. In servicing payments to be made on the Senior Notes and other indebtedness, and to satisfy other liquidity requirements, the Company will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to the Company will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of comprehensive (loss) income for the Company, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Company and its subsidiaries. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, ‘‘Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.’’

The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash	$—	$—	$4,935	$—	$4,935
Accounts receivable	766	42,421	11,113	—	54,300
Inventories	—	29,364	7,886	—	37,250
Due from Clorox	(244)	11,433	538	—	11,727
Other current assets	7,370	542	2,025	—	9,937
Total current assets	7,892	83,760	26,497	—	118,149
Property, plant and equipment	9,102	17,994	2,809	—	29,905
Goodwill	—	310,576	74,217	—	384,793
Intangible assets	—	314,304	73,871	—	388,175
Investment in subsidiaries	742,004	171,786	—	(913,790)	—
Deferred financing costs	6,450	—	4	—	6,454
Total assets	$765,448	$898,420	$177,398	$(913,790)	$927,476

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Book overdraft	$1,987	$—	$—	$—	$1,987
Accounts payable	2,519	4,419	1,668	—	8,606
Accrued expenses and other current liabilities	13,651	5,097	3,866	—	22,614
Income taxes payable	(33,788)	35,531	78	—	1,821
Due to Parent	795	—	—	—	795
Current portion of long-term debt, less discount	470	—	—	—	470
Total current liabilities	(14,366)	45,047	5,612	—	36,293
Long-term debt, less discount and current portion	553,861	—	—	—	553,861
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,120	111,369	—	—	116,489
Total liabilities	547,115	156,416	5,612	—	709,143
Shareholder’s equity	218,333	742,004	171,786	(913,790)	218,333
Total liabilities and shareholder’s equity	$765,448	$898,420	$177,398	$(913,790)	$927,476

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2012

			Combined Non-
		Guarantor	Guarantors		Total
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$3,090	$—	$2,590	$—	$5,680
Accounts Receivable	72	75,074	15,513	—	90,659
Inventories	—	43,432	10,371	—	53,803
Due from Clorox	(116)	116	1,907	—	1,907
Other current assets	7,327	1,288	3,582	—	12,197
Total current assets	10,373	119,910	33,963	—	164,246

Property, plant and equipment	10,962	18,632	2,600	—	32,194
Goodwill	(3,831)	310,658	78,302	—	385,129
Intangible assets	—	299,213	70,952	—	370,165
Investment in subsidiaries	712,909	157,755	(15,792)	(854,872)	—
Deferred financing costs	5,698	77	3	—	5,778
Total assets	$736,111	$906,245	$170,028	$(854,872)	$957,512

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,849	$22,984	$3,148	$—	$28,981
Accrued expenses and other liabilities	12,325	11,206	7,025	—	30,556
Payable to parent company	795				795
Revolving credit loan	15,001	—	—	—	15,001
Current portion of long-term debt, less discount	424	—	—	—	424
Income taxes payable	(54,902)	54,235	667	—	—
Total current liabilities	(23,508)	88,425	10,840	—	75,757

Long-term debt, less discount and current portion	553,643	—	—	—	553,643
Other liability	2,500				2,500
Deferred income taxes	3,289	104,913	1,438	—	109,640
Total liabilities	535,924	193,338	12,278	—	741,540
Total shareholder’s equity	200,187	712,907	157,750	(854,872)	215,972
Total liabilities and shareholder’s equity	$736,111	$906,245	$170,028	$(854,872)	$957,512

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
Three months ended June 30, 2011

			Combined
			Non-
		Guarantor	Guarantor		Total
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$65,209	$21,966	$(7,774)	$79,401
Cost of products sold	—	33,766	15,126	(7,774)	41,118
Cost of products sold - acquisition related	—	—	—	—	—
Gross profit	—	31,443	6,840	—	38,283

Operating expenses:
Selling and administrative expenses	4,572	2,964	3,040	—	10,576
Advertising costs	1,754	8,738	2,685	—	13,177
Research and development costs	—	711	—	—	711
Amortization of acquired intangible assets	—	7,546	1,630	—	9,176
Acquisition-related charges	258	—	—	—	258
Total operating expenses	6,584	19,959	7,355	—	33,898
Operating (loss) profit	(6,584)	11,484	(515)	—	4,385
Non-operating expenses:
Interest expense	12,107	—	—	—	12,107
Other expense (income), net	4	—	(57)	—	(53)
(Loss) earnings before income taxes	(18,695)	11,484	(458)	—	(7,669)
(Benefit) provision for income taxes	(7,300)	4,480	(181)	—	(3,001)
Equity earnings (loss) of subsidiaries	6,727	(280)	—	(6,447)	—
Net (loss) earnings	$(4,668)	$6,724	$(277)	$(6,447)	$(4,668)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Three months ended June 30, 2012

			Combined
			Non-
		Guarantor	Guarantor		Total
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$154	$71,445	$18,958	$(7,862)	$82,695
Cost of products sold	—	37,851	14,141	(7,862)	44,130
Cost of products sold - acquisition related					—
Gross profit	154	33,594	4,817	—	38,565

Operating expenses:
Selling and administrative expenses	6,120	2,661	2,179	—	10,960
Advertising costs	—	12,081	2,141	—	14,222
Research and development costs	—	524	—	—	524
Amortization of acquired intangible assets	—	7,546	1,630	—	9,176
Total operating expenses	6,120	22,812	5,950	—	34,882
Operating (loss) profit	(5,966)	10,782	(1,133)	—	3,683
Non-operating expenses:
Interest expense	12,333	—	—	—	12,333
Other expense and (income), net	—	2	260	—	262
(Loss) earnings before income taxes	(18,299)	10,780	(1,393)	—	(8,912)
(Benefit) provision for income taxes	(6,712)	1,904	(1)	—	(4,809)
Equity earnings (loss) of subsidiaries, net of taxes	7,484	(1,393)	—	(6,091)	—
Net (loss) earnings	$(4,103)	$7,483	$(1,392)	$(6,091)	$(4,103)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2011

			Combined Non-
		Guarantor	Guarantor		Total
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$132,470	$43,647	$(16,135)	$159,982
Cost of products sold	—	66,716	30,691	(16,135)	81,272
Cost of products sold - acquisition related	—	4,439	—	—	4,439
Gross profit	—	61,315	12,956	—	74,271

Operating expenses:
Selling and administrative expenses	10,347	3,784	5,598	—	19,729
Advertising costs	1,754	12,794	4,126	—	18,674
Research and development costs	—	1,410	—	—	1,410
Amortization of acquired intangible assets	—	15,091	3,260	—	18,351
Acquisition-related charges	949	—	—	—	949
Total operating expenses	13,050	33,079	12,984	—	59,113
Operating (loss) profit	(13,050)	28,236	(28)	—	15,158
Non-operating expenses:
Interest expense	23,864	—	69	—	23,933
Other expense (income), net	5	—	(275)	—	(270)
(Loss) earnings before income taxes	(36,919)	28,236	178	—	(8,505)
(Benefit) provision for income taxes	(14,451)	11,052	70	—	(3,329)
Equity earnings (loss) of subsidiaries	17,292	106	—	(17,398)	—
Net (loss) earnings	$(5,176)	$17,290	$108	$(17,398)	$(5,176)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2012

			Combined
			Non-
		Guarantor	Guarantor		Total
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$154	$144,386	$41,416	$(16,865)	$169,091
Cost of products sold	—	74,994	29,091	(16,865)	87,220
Cost of products sold - acquisition related					—
Gross profit	154	69,392	12,325	—	81,871

Operating expenses:
Selling and administrative expenses	11,699	7,573	4,835	—	24,107
Advertising costs	—	15,626	3,859	—	19,485
Research and development costs	—	1,039	—	—	1,039
Amortization of acquired intangible assets	—	15,091	3,260	—	18,351
Total operating expenses	11,699	39,329	11,954	—	62,982
Operating (loss) profit	(11,545)	30,063	371	—	18,889
Non-operating expenses:
Interest expense	24,423	—	—	—	24,423
Other expense (income), net	—	2	41	—	43
(Loss) earnings before income taxes	(35,968)	30,061	330	—	(5,577)
(Benefit) provision for income taxes	(15,747)	13,212	(45)	—	(2,580)
Equity earnings (loss) of subsidiaries, net of taxes	17,224	374	—	(17,598)	—
Net (loss) earnings	$(2,997)	$17,223	$375	$(17,598)	$(2,997)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

Three months ended June 30, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net (loss) earnings	$(4,668)	$6,724	$(277)	$(6,447)	$(4,668)

Other comprehensive income:
Foreign currency translation	—	—	(742)	—	(742)
Comprehensive (loss) income	$(4,668)	$6,724	$(1,019)	$(6,447)	$(5,410)

Condensed Consolidating Statement of Comprehensive Income

Three months ended June 30, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net (loss) earnings	$(4,103)	$7,483	$(1,392)	$(6,091)	$(4,103)

Other comprehensive income:
Foreign currency translation	—	—	4,031	—	4,031
Comprehensive (loss) income	$(4,103)	$7,483	$2,639	$(6,091)	$(72)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income

Six months ended June 30, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net (loss) earnings	$(5,176)	$17,290	$108	$(17,398)	$(5,176)

Other comprehensive income:
Foreign currency translation	—	—	(4,165)	(15)	(4,180)
Comprehensive (loss) income	$(5,176)	$17,290	$(4,057)	$(17,413)	$(9,356)

Condensed Consolidating Statement of Comprehensive Income

Six months ended June 30, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net (loss) earnings	$(2,997)	$17,223	$375	$(17,598)	$(2,997)

Other comprehensive income:
Foreign currency translation	—	—	(113)	(402)	(515)
Comprehensive (loss) income	$(2,997)	$17,223	$262	$(18,000)	$(3,512)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

			Combined
			Non-
		Guarantor	Guarantor		Total
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(5,176)	$17,290	$108	$(17,398)	$(5,176)
Adjustments:
Depreciation and amortization	2,293	16,583	3,482	—	22,358
Share-based compensation	136	—	—	—	136
Deferred income taxes	(535)	(7,033)	(699)	—	(8,267)
Equity earnings of subsidiaries, net of taxes	(17,292)	(106)	—	17,398	—
Restructuring	—	—	—	—	—
Other	—	154	106	—	260
Cash effects of changes, net of acquisition effects in:					—
Receivables, net	(297)	(26,524)	(7,703)	—	(34,524)
Inventory	—	(1,980)	(707)	—	(2,687)
Due from clorox	(558)	(3,552)	(4,101)		(8,211)
Other current assets	(229)	—	112	—	(117)
Book overdraft	—	—	—	—	—
Accounts payable and accrued liabilities	14,489	(4,333)	(632)	—	9,524
Intercompany receivable / payable	20,886	(30,617)	9,746	(15)	—
Income taxes payable	(39,056)	40,565	769	—	2,278
Net cash provided by (used in) operating activities	(25,339)	447	481	(15)	(24,426)

Cash flows from investing activities:
Capital expenditures	(3,481)	(447)	(880)	—	(4,808)
Other	—	—	498	15	513
Net cash used in investing activities	(3,481)	(447)	(382)	15	(4,295)

Cash flows from financing activities:
Payments on revolver	(12,500)	—	—	—	(12,500)
Principal payments on notes payable	(1,500)	—	—	—	(1,500)
Borrowings under term loan facility, net of discount	21,500	—	—	—	21,500
Debt financing costs	(629)	—	—	—	(629)
Advance from parent	795	—	—	—	795
Net cash used in financing activities	7,666	—	—	—	7,666

Effect of exchange rate on cash	—	—	—	—	—
Net increase in cash	(21,154)	—	99	—	(21,055)
Cash at beginning of period	29,966	—	1,735	—	31,701
Cash at end of period	$8,812	$—	$1,834	$—	$10,646

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2012

			Combined
			Non-
		Guarantor	Guarantor		Total
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earninings	$(2,997)	$17,223	$375	$(17,598)	$(2,997)
Adjustments:
Depreciation and amortization	2,731	16,877	3,605	—	23,213
Share-based compensation	131	—	—	—	131
Deferred income taxes	(1,831)	(6,456)	1,260	—	(7,027)
Equity earnings of subsidiaries, net of taxes	(17,224)	(374)	—	17,598	—
Other	—	(77)	—	—	(77)
Cash effects of changes, net of acquisition effects in:
Accounts receivable	694	(32,653)	(4,400)	—	(36,359)
Inventories	—	(14,068)	(2,485)	—	(16,553)
Due from Clorox	(129)	11,317	(1,368)	—	9,820
Other current assets	220	(746)	(1,556)	—	(2,082)
Book overdraft	(1,987)	—	—	—	(1,987)
Accounts payable and accrued liabilities	(996)	24,674	4,639	—	28,317
Intercompany receivable / payable	30,859	(31,913)	1,456	(402)	—
Income taxes	(21,113)	18,703	589	—	(1,821)
Net cash (used in) provided by operating activities	(11,642)	2,507	2,115	(402)	(7,422)

Cash flows from investing activities:
Capital expenditures	(2,602)	(2,425)	(135)	—	(5,162)
Net cash used in investing activities	(2,602)	(2,425)	(135)	—	(5,162)

Cash flows from financing activities:
Payments on Revolver	(18,000)	—	—	—	(18,000)
Borrowings under Revolver	33,001	—	—	—	33,001
Principle payments on term loan	(1,500)	—	—	—	(1,500)
Net cash used in financing activities	13,501	—	—	—	13,501

Effect of exchange rate on cash	3,833	(82)	(4,325)	402	(172)
Net increase (decrease) in cash	3,090	—	(2,345)	—	745
Cash at beginning of period	—	—	4,935	—	4,935
Cash at end of period	$3,090	$—	$2,590	$—	$5,680

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe under “Cautionary note regarding forward-looking statements,” “Risk factors” and elsewhere in this quarterly report.

Overview

We are a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance products categories, respectively. Both brands have leading category shares in the United States, with Armor All having a #1 value share of market in the appearance products category and STP a #3 value share of market in the performance products category, in each case, based on sales volumes in U.S. dollars in approximately the year-ending December 31, 2011 as measured by NPD Group, Inc. and Nielsen Holdings, N.V. (“Nielsen”), our primary sources for U.S. third-party industry data and forecasts. In 2012, NPD discontinued tracking the auto industry. We believe there has been no significant change in our rankings since December 31, 2011. Armor All’s current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products and washes is designed to clean, shine and protect interior and exterior automobile surfaces. STP’s offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and “Do-it-Yourselfers.” Our brands offer multiple automotive appearance and performance products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Australia and the U.K. and distributor relationships in approximately 50 countries.

Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All’s advertising campaigns, such as the “Go ahead. Stare,” “Care for your car” and the new “Armor All Way,” build on Armor All’s strong brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high-quality product formulations, convenient application methods and tradition of innovation.

The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 50 years. Regular use of STP additives as part of basic maintenance helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel systems clean. We believe the STP brand’s fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

On November 5, 2010, affiliates of Avista Capital Holdings, L.P. (“Avista”) acquired the Armor All, STP and certain other brands from The Clorox Company (“Clorox”) pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the “Acquisition”). Prior to the Acquisition, the brands were managed primarily for short-term profitability, with limited resources provided to drive growth in the business. In anticipation of a potential sale of the business by Clorox, the AutoCare Products Business was established as a stand-alone division. Following the Acquisition, we began to address several of the issues that had constrained the business. Specifically, we invested in increased merchandising support, increased racing sponsorships and changed the advertising on Armor All. We have continued this merchandising support and in 2012 have begun consumer advertising of STP. We continue to focus on innovation and building a pipeline of new products. We continue to invest in the business to build upon what we believe are strong brand equity and category positions of Armor All and STP and create strong growth momentum.

Our strategy

We intend to build on our success by pursuing the following strategies:

•                  Launching new and innovative products. During 2011, we launched seven new Armor All products or improvements as well as two new STP products.  In 2012, we have launched 19 new Armor All stock keeping units (“SKUs”), six new STP SKUs as well as one SKU under the Tuff Stuff equity.

•                  Reinvigorating the STP brand.  Marketing and new product support for the STP brand was limited under Clorox ownership. To address this deficiency in 2011, we launched two new products, re-launched the STP line of fuel additives in concentrate form and returned to a major part of our STP heritage in 2011 through racing sponsorships in NASCAR, the National Hot Rod Association (“NHRA”) and the World of Outlaws Sprint Car league. In 2012, we are continuing our new product introductions and racing sponsorships and have increased our marketing spending on TV, print and online advertising.

•                  Building upon trade relationships. Management is taking a more active approach to cultivating trade relationships, including pursuing in-store promotional activities, designing display support and endorsing other merchandising events to drive traffic for the retailer.

•                  Pursuing international growth. Previously, in many countries outside of the United States, Armor All and STP were a secondary priority for a sales force focused on selling Clorox’s core household cleaning products. Although approximately 32% and 30% of our net sales for the year ended December 31, 2011 and the six months ended June 30, 2012, respectively, were sold outside the United States, we believe we can increase our percentage of sales generated in international markets.

•                  Entering into adjacent markets. The Armor All brand is grounded in its ability to clean, shine and protect and this has applications in both the automotive aftermarket appearance category and other uses within the home and for recreation. Additionally, both brands have opportunities to compete in the professional service facility market (the “Do it for Me,” or “DIFM” market).

•                  Opportunistically pursuing acquisitions. We plan to opportunistically evaluate transactions that can create value across our capital structure.

Factors affecting our financial statements and critical accounting policies

See Note 1 of Notes to Condensed Consolidated Financial Statements,  “The Company and Summary of Significant Accounting Policies,” included elsewhere in this quarterly report and also described more fully in our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our audited financial statements included within our final prospectus dated July 26, 2012 and filed with the SEC on July 26, 2012 under Rule 424(b)(1) and as part of our Registration Statement on Form S-4 for a discussion of our accounting policies and how they impact our financial statements

Key performance indicators

Management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of, and potential variability of, our earnings and cash flows. These key performance indicators include:

•                  Net sales which is an indicator of our overall business growth;

•                  Gross profit is a key factor in the relative strength of our brands as gross profits enable us to generate cash to maintain marketing support, and therefore improve brand health; and

•                  Operating expenses outright and as a percentage of net sales which is an indicator of the efficiency of our business and our ability to manage our business to budget.

Results of Operations

Three and six month periods ended June 30, 2012 compared to corresponding periods in 2011

Financial data for the three and six month periods ended June 30, 2011 and 2012 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2011	2012	Change	%	2011	2012	Change	%

Net sales	$79,401	$82,695	$3,294	4%	$159,982	$169,091	$9,109	6%
Cost of products sold	41,118	44,130	3,012	7	81,272	87,220	5,948	7
Cost of products sold - acquisition related	—	—	—	—	4,439	—	(4,439)	(100)

Gross profit	38,283	38,565	282	1	74,271	81,871	7,600	10

Operating expenses:
Selling and administrative expenses	10,576	10,960	384	4	19,729	24,107	4,378	22
Advertising costs	13,177	14,222	1,045	8	18,674	19,485	811	4
Research and development costs	711	524	(187)	(26)	1,410	1,039	(371)	(26)
Amortization of acquired intangible assets	9,176	9,176	—	—	18,351	18,351	—	—
Acquisition-related charges	258	—	(258)	(100)	949	—	(949)	(100)
Total operating expenses	33,898	34,882	984		59,113	62,982	3,869
Operating profit	4,385	3,683	(702)		15,158	18,889	3,731
Non-operating expenses (income):
Interest expense	12,107	12,333	226	2	23,933	24,423	490	2
Other (income) and expense, net	(53)	262	315	(594)	(270)	43	313	(116)

Loss before benefit for income taxes	(7,669)	(8,912)	(1,243)		(8,505)	(5,577)	2,928
Benefit for income taxes	(3,001)	(4,809)	(1,808)		(3,329)	(2,580)	749
Net loss	$(4,668)	$(4,103)	$565		$(5,176)	$(2,997)	$2,179

Net sales

Our business is moderately seasonal. Our sales are typically higher in the first half of the calendar year as our customers purchase stock for the spring and summer seasons when weather is warmer in the northern hemisphere than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our products sell best during warm, dry weather, and sell less strongly if weather is cold and wet.

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada.  Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America.  The following table summarizes our net sales for the three and six month periods ended June 30, 2011 and 2012 (in thousands, except percentages):

	Three months ended June 30,		Change from Prior Year		% of Net Sales
	2011	2012	$	%	2011	2012
North America:
Armor All products	$42,478	$48,320	$5,842	14%	53%	58%
STP products	16,977	16,191	(785)	-5%	21%	20%
Other brands	2,342	2,073	(269)	-11%	3%	3%
Total North America	61,797	66,584	4,787	8%	78%	81%
International	17,604	16,111	(1,493)	-8%	22%	19%
Consolidated Net Sales	$79,401	$82,695	$3,294	4%	100%	100%

	Six months ended June 30,		Change from Prior Year		% of Net Sales
	2011	2012	$	%	2011	2012
North America:
Armor All products	$86,450	$97,688	$11,238	13%	54%	58%
STP products	33,343	30,748	(2,595)	-8%	21%	18%
Other brands	4,711	4,827	116	2%	3%	3%
Total North America	124,504	133,263	8,759	7%	78%	79%
International	35,478	35,828	350	1%	22%	21%
Consolidated Net Sales	$159,982	$169,091	$9,109	6%	100%	100%

In North America, the increase in net sales for both the three and six month periods ended June 30, 2012 as compared to the corresponding periods in 2011 was driven by volume related to the launch of new Armor All and STP products and product extensions as well as a price increase that was effective June 2011 across both product lines.  Additionally, Armor All volume was aided by the warmer and drier than normal weather conditions in much of North America for the early part of 2012 and increased investment in racing sponsorships and advertising spend on TV, print and online, were initiated as part of the 2012 program to support the brands. Partially offsetting this new product growth and price increase is the continued decline, albeit improved from first quarter to second quarter, of the base business volume in the STP brand.

The International net sales decrease for the three months ended June 30, 2012 as compared to the corresponding period in 2011 was primarily driven by a strong sell ahead in the first three months of 2012 in advance of our enterprise resource planning (“ERP”) transition resulting in lower volumes in the second three months of 2012.  Additionally, market softness in Europe and an unfavorable exchange rate impact of the Euro to the US dollar resulted in lower net sales for the three month period ended June 30, 2012.  All international regions showed volume growth for the six month period ended June 30, 2012.

Gross profit

Cost of products sold

Our cost of products sold for the three and six month periods ended June 30, 2011 and 2012 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2011	2012	Change	%	2011	2012	Change	%
Cost of products sold	$41,118	$44,130	$3,012	7	$81,272	$87,220	$5,948	7
Stated as a percentage of net sales	51.8%	53.4%			50.8%	51.6%

The increase in the cost of products sold is driven by the higher volume in both the three and six month periods ended June 30, 2012.  The percentage increase in the cost of goods sold is higher than the net sales percentage increase for the three months ending June 30, 2012 due to excess freight and warehouse costs as a result of higher product inventory levels related to the separation from Clorox’s supply chain.  These costs include additional warehousing space in North America, the related handling costs to move product among these warehouses, delivery inefficiencies in the form of expedited shipments and the use of non-preferred carriers and one time start-up costs.  As the business begins to normalize operations, these costs are anticipated to decrease in the second half of 2012.

During the six months ended June 30, 2011, $4.4 million associated with the step-up in the value of inventory of $11.7 million that was recorded in connection with the Acquisition was recorded in cost of products sold-acquisition related as the inventory was sold.

Gross profit

Our gross profit for the three and six month periods ended June 30, 2011 and 2012 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2011	2012	Change	%	2011	2012	Change	%
Gross profit	$38,283	$38,565	$282	1	$74,271	$81,871	$7,600	10
Stated as a percentage of net sales	48.2%	46.6%			46.4%	48.4%

Gross profit in the six months ended June 30, 2011 included the amortization of inventory step-up resulting from purchase accounting.  Notwithstanding the impact of that purchase accounting, gross profit as a percentage of net sales for the six months ended June 30, 2011 would have been 49.2%.  As discussed above, the impact of the excess freight and warehousing costs negatively impacted the gross profit percentage for both the three month and six month periods of June 30, 2012.  Excluding the excess freight and warehousing costs, the gross profit rates for both periods in 2012 would be higher than the 2011 gross profit rates reflecting the impact of higher prices.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three and six month periods ended June 30, 2011 and 2012 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2011	2012	Change	%	2011	2012	Change	%
Selling and administrative expenses	$10,576	$10,960	$384	4	$19,729	$24,107	$4,378	22
Advertising costs	13,177	14,222	1,045	8	18,674	19,485	811	4
Research and development costs	711	524	(187)	(26)	1,410	1,039	(371)	(26)
	$24,464	$25,706	$1,242	5	$39,813	$44,631	$4,818	12
Stated as a percentage of net sales	30.8%	31.1%			24.9%	26.4%

The increase in the selling and administrative expenses in both the three month and six month periods ended June 30, 2012 was due to a redundancy in our workforce as we transitioned from the Clorox TSA to our permanent selling, marketing, finance and administrative staff.  This overlap resulted in additional costs of $1.5 million and $3.2 million in the three and six month periods ended June 30, 2012, respectively.  In addition to these transitional costs, there are $1.6 million and $2.6 million of expenses related to our new ERP system during those same periods.  Offsetting these costs on a year over year basis is the overall reduction in the Clorox TSA costs as we transition to a stand-alone company and improve our efficiencies in the U.S.  We were still in the process of separating from the Clorox TSA in a number of our non-U.S. operations in the first half of 2012, completing the separation of these operations in the second quarter of 2012.

The increase in our advertising costs in the three and six month periods ended June 30, 2012 as compared to the corresponding periods in 2011 was primarily due to the increase in spend related to reinvigoration of the STP brand.

The decrease in our research and development costs in the three and six month periods ended June 30, 2012 as compared to the corresponding periods in 2011 was primarily due to the July 1, 2011 cessation of research and development services rendered by Clorox under the TSA.

Income taxes

Our effective benefit rate in the three months ended June 30, 2011 and 2012 was 39.1% and 54.0%, respectively, and in the six months ended June 30, 2011 and 2012 was 39.1% and 46.3%, respectively. Our effective benefit rate for the three and six month periods ended June 30, 2012 reflects our anticipated effective benefit rate for 2012, which will differ from the statutory tax rate primarily due to the effect of U.S. federal manufacturing benefits expected for 2012 and the impact of foreign tax planning during the latter part of 2011 which will increase the benefit rate on the anticipated loss for 2012.

The effective benefit rate for the three and six month periods ended June 30, 2011 differed from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized during the period, which increased the benefit rate on the loss for the quarter. For the three and six month periods ended June 30, 2011, we determined that the actual tax expense for the period represented the best estimate of the tax provision for the year to date, in lieu of the general effective rate model.

Liquidity and capital resources

Our principle sources of liquidity are our cash of $5.7 million as of June 30, 2012, and our $50.0 million revolving credit loan on which we had $15.0 million outstanding as of June 30, 2012.

Cash flows

The following table summarizes our cash activities for the six months ended June 30, 2011 and 2012 (in thousands):

	Six months ended June 31,
	2011	2012

Net cash used in operating activities	$24,426	$7,422

Net cash used in investing activities	4,295	5,162

Net cash provided by financing activities	7,666	13,501

Operating activities

Net cash used in operating activities for the six months ended June 30, 2011 was primarily attributable to an increase in net operating assets of $33.7 million and our net loss of $5.2 million, partially offset by non-cash charges of $14.5 million. Net cash used in operating activities for the six months ended June 30, 2012 was primarily attributable to an increase in net operating assets of $20.7 million and our net loss of $3.0 million, partially offset by non-cash charges of $16.2 million. The increase in our operating assets in the six months ended June 30, 2012 was comprised of an increase of $36.4 million in accounts receivable which was attributable to the increase in sales due to seasonality of appearance products and the transition of receivables team from Clorox; an increase in inventories of $16.6 million which was driven by the decision to increase inventory to aid customer order fulfillment following our North America supply chain and ERP separation from Clorox;  offsetting these operating asset increases was an increase of $28.3 in accounts payable and accrued liabilities; and a $9.8 million decrease in the amount due from Clorox as we completed the transition of our North American and export operations.

Investing activities

Our cash used in investing activities for the six month periods ended June 30, 2011 and 2012 was comprised solely of capital expenditures.  Capital spending was 3% of net sales in both of the six month periods ended June 30, 2011 and 2012 and is largely attributable to our ERP system implementation.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2011 included seasonal net borrowings on our revolving credit facility of $9.0 million, $1.5 million of principal payments on our term loan and $0.6 million of debt financing costs incurred related to amending our credit facility, together with $0.8 million we received on behalf of our Parent related to the sale of it’s stock to certain of our employees.  Net cash used in financing activities for the six months ended June 30, 2012 included $1.5 million of principal payments on our term loan and seasonal net borrowings of $15.0 million on our revolver.

Off-balance sheet arrangements

We currently have no material off-balance sheet arrangements.

Credit Facility and Senior Notes

Our debts include the principal of our revolver and our long-term loan and senior notes. For additional details related to our credit facilities and senior notes, please see Note 9 of Notes to Condensed Consolidated Financial Statements, “Debt,” included in this quarterly report.

Commitments and contingencies

For additional details related to our contractual obligations and other commitments and contingencies, please see Note 11 of Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

We sell our products in many countries outside of the United States and, as such, are exposed to foreign currency exchange risk. However, our foreign currency exchange exposure is limited due to the concentration of our revenues and profitability in the United States. Additionally, our net sales are typically earned in the same currency in which we incur our expenses in the United States and Europe, which also mitigates for foreign exchange exposure. Given management’s belief that our business faces limited foreign exchange risk, we currently do not have any currency hedging programs in place; however, we will continue to assess our foreign exchange risk management strategy as our business outside of the United States grows.

Interest rate risk

We are exposed to interest rate risk associated with our debt instruments. As of June 30, 2012, we have approximately $585.5 million of total debt outstanding, excluding $35.0 million of unused commitments under the Revolving Credit Facility, of which $310.5 million have been bearing interest at a variable a rate of the sum of (i) the greater of LIBOR or 1.75% and (ii) 4.25%.  As LIBOR is currently less than 1.75%, even a one percentage point change on our variable rate debt would not have affected our interest expense in the six month period ended June 30, 2012.  However, if six month LIBOR, for example, were 1.5 percentage points higher during the six months ended June 30, 2012 our interest expense would have increased  approximately $0.7 million for period. We currently do not have any interest rate swaps; however, we continually assess our interest rate risk for purposes of determining whether interest rate hedges would be consistent with our overall risk management strategy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of both December 31, 2011 and June 30, 2012, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of June 30, 2012, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” included within our final prospectus dated July 26, 2012 and filed with the SEC on July 26, 2012 under Rule 424(b)(1) and as part of our Registration Statement on Form S-4. The risks described in the final prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in the prospectus referred to above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT NO.	DESCRIPTION
31.1†	Certificate by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certificate by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, filed with the Securities and Exchange Commission on August 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                          Filed herewith.

††                                    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 30, 2012

ARMORED AUTOGROUP INC.

/s/ DAVID P. LUNDSTEDT
David P. Lundstedt
Chairman, President,
and Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief
Financial Officer, and
Principle Accounting Officer