Form 10-Q
period 2012-09-30
Armored AutoGroup Inc.
filed 2012-11-19
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate number of shares of the registrant’s common stock outstanding on November 16, 2012 was 1,000 shares of common stock $.01 par value.

EXPLANATORY NOTE

On November 14, 2012, the Securities and Exchange Commission (the “Commission”) issued an Exemptive Order (Release No. 34-68224) providing regulatory relief to publicly traded companies, investment companies, accountants, transfer agents, and others affected by Hurricane Sandy. The Exemptive Order provides that registrants are exempt from any requirement to file or furnish certain reports, schedules and forms with the Commission under certain reporting provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the period from and including October 29, 2012 to November 20, 2012, where certain conditions are satisfied and such reports, schedules or forms are filed on or before November 21, 2012. This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 is being filed on November 19, 2012 in reliance upon the Exemptive Order.

The principal executive offices of Armored AutoGroup Inc (the “Company”) are located in Danbury, Connecticut; an area that was directly affected by Hurricane Sandy. The Company’s finance, accounting and reporting staff are all contained in this location. The Company’s principal executive offices were without electrical power from October 29, 2012 through November 1, 2012 as a result of Hurricane Sandy. Once electrical power was restored, over the next several days, many of the Company’s key accounting and reporting personnel were unable to travel to the office or were only able to work for limited periods during the day before having to return home or address personal or family safety issues because of Hurricane Sandy related damage in their local residential area. In addition, remote access to the Company’s communications and information systems normally available to Company personnel was significantly hampered by widespread power and communication tower outages in Connecticut, New Jersey and New York. During this period, the Company was unable to compile, perform its analytical reviews and procedures and complete the necessary internal processes to finalize information related to its financial statements in a timely manner to allow the Company to file this Quarterly Report on Form 10-Q within 45 days after the end of its most recent fiscal quarter.

i

Armored AutoGroup Inc.

ii

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

•                  Our continued growth and expansion and reliance on third-party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

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

•                  We may incur increased ongoing costs as a result of being obligated to file reports with the Securities and Exchange Commission and our management will be required to devote substantial time to new compliance initiatives as a public company.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$7,975	$4,935
Accounts receivable	83,211	54,300
Inventories	52,396	37,250
Due from Clorox	—	11,727
Other current assets	13,844	9,937
Total current assets	157,426	118,149

Property, plant and equipment	31,932	29,905
Goodwill	386,943	384,793
Intangible assets	362,657	388,175
Deferred financing costs and other assets	5,473	6,454
Total assets	$944,431	$927,476

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Book overdraft	$—	$1,987
Accounts payable	13,820	8,606
Accrued expenses and other current liabilities	40,862	22,614
Income taxes payable	—	1,821
Due to Parent	795	795
Due to Clorox	186	—
Revolving credit loan	13,001	—
Current portion of long-term debt, less discount	329	470
Total current liabilities	68,993	36,293

Long-term debt, less discount and current portion	553,630	553,861
Other liability	2,500	2,500
Deferred income taxes	109,057	116,489
Total liabilities	734,180	709,143
Commitments and contingencies (Note 6)
Shareholder’s Equity:
Common stock ($0.01 par value, 1,000 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	260,671	260,484
Accumulated deficit	(52,553)	(39,784)
Accumulated other comprehensive loss	2,133	(2,367)
Total shareholder’s equity	210,251	218,333
Total liabilities and shareholder’s equity	$944,431	$927,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$68,348	$61,826	$237,439	$221,808
Cost of products sold	39,728	33,814	126,948	115,086
Cost of products sold - acquisition related	—	—	—	4,439

Gross profit	28,620	28,012	110,491	102,283

Operating expenses:
Selling and administrative expenses	10,828	8,304	34,935	28,033
Advertising costs	7,929	4,149	27,414	22,823
Research and development costs	661	397	1,700	1,807
Amortization of acquired intangible assets	9,175	9,175	27,526	27,526
Acquisition-related charges	—	45	—	994
Total operating expenses	28,593	22,070	91,575	81,183
Operating profit	27	5,942	18,916	21,100
Non-operating expenses (income):
Interest expense	12,406	12,048	36,829	35,981
Other expense, net	123	550	166	280

Loss before benefit for income taxes	(12,502)	(6,656)	(18,079)	(15,161)
Benefit for income taxes	(2,729)	(3,100)	(5,309)	(6,429)
Net loss	$(9,773)	$(3,556)	$(12,770)	$(8,732)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	3,985	(7,998)	4,500	(3,818)
Comprehensive (loss) income	$(5,788)	$(11,554)	$(8,270)	$(12,550)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,770)	$(8,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,089	33,550
Share-based compensation	199	199
Deferred income taxes	(7,614)	(11,250)
Other	141	233
Cash effect of changes in:
Accounts receivable	(28,911)	(18,872)
Inventories	(15,146)	(10,143)
Due from Clorox	11,913	(8,007)
Other current assets	(2,025)	874
Book overdraft	(1,987)	—
Accounts payable and accrued liabilities	23,462	13,299
Income taxes	(3,172)	1,666
Other	97	0
Net cash used in operating activities	(724)	(7,183)

Cash flows from investing activities:
Capital expenditures	(6,718)	(8,213)
Net cash used in investing activities	(6,718)	(8,213)

Cash flows from financing activities:
Borrowings under revolver	46,001	21,500
Payments on revolver	(33,000)	(21,500)
Principle payments on term loan	(2,250)	(2,250)
Advance from Parent	—	795
Deferred financing costs	(350)	(670)
Net cash provided by (used in) financing activities	10,401	(2,125)

Effect of exchange rate changes on cash	81	333
Net increase (decrease) in cash	3,040	(17,188)
Cash at beginning of period	4,935	31,701
Cash at end of period	$7,975	$14,513

Supplemental cash flow disclosures:
Cash paid for interest	$27,632	$23,369
Cash paid for income taxes	$7,791	$1,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Armored AutoGroup Inc. is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance products categories, respectively. Armored AutoGroup delivers its products to distributors, resellers and end users (collectively the customers) through its direct operations in the United States, Canada, Australia, and the United Kingdom and distributor relationships in approximately 50 countries. The Armor All and STP brands offer multiple automotive appearance and performance products that can be found in most of the major developed countries around the world.

On November 5, 2010, affiliates of Avista Capital Holdings, L.P. (“Avista”) acquired the Armor All, STP and certain other brands from The Clorox Company (“Clorox”) pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the “Acquisition”). Armored AutoGroup Parent Inc. (“AAG Parent” or “Parent”) indirectly owns all of AAG’s issued and outstanding capital stock through its direct subsidiary and AAG’s direct parent, Armored AutoGroup Intermediate Inc. (“Intermediate”).

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Registration Statement on Form S-4 (File No. 333-180736) filed with the SEC for the fiscal year ended December 31, 2011, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies. The consolidated balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information or disclosures required by U.S. GAAP for complete financial statements.

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

Reclassifications

Certain reclassifications have been made in the prior condensed consolidated financial statements to conform to the current year presentation. These reclassifications included separately stating interest expense of $12,048,000 and $35,981,000 for the three and nine month periods ended September 30, 2011, respectively, on the Condensed Consolidated Statement of Income and Comprehensive Income which was previously included in interest and other expense, net and separately stating the change in the amount due from Clorox of $8,007,000 for the nine months ended September 30, 2011 on the Condensed Consolidated Statement of Cash Flows which was previously included in other current assets. These reclassifications did not change the previously reported net loss of the Company.

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

Cost of Products Sold

Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense, direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product, contract manufacturing costs, and provisions for inventory losses (including losses on the disposition of excess and obsolete inventory). Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.  The costs associated with developing and designing new packaging are expensed as incurred and include design, artwork, films, and labeling.

Income Taxes

The Company uses the asset and liability method to account for income taxes. For purposes of unaudited interim condensed consolidated financial statements, the Company’s calculates tax with reference to the anticipated effective benefit rate for the annual financial period. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to the differences between the financial statement amounts and their respective tax bases. Management reviews the Company’s deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by accounting guidance on the accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Foreign Currency Translation

Local currencies are the functional currencies for substantially all of the Company’s foreign operations. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other expense (income), net. Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the respective balance sheet reporting date. Income and expenses are translated at the average exchange rate during the period. For purposes of these financial statements, currency translation adjustments were allocated based on net assets subject to translation. Gains and losses on foreign currency translations are reported as a component of accumulated other comprehensive loss. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested. The income tax effect of currency translation adjustments related to foreign subsidiaries in certain countries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to accumulated other comprehensive loss.

Goodwill and Intangible Assets

The Company tests its goodwill, trademarks with indefinite lives and other indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter unless there are indications during an interim period that these assets are more likely than not to have become impaired.

The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time the Company performs the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

For trademarks and other intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value. The determination of the fair values of trademarks and other intangible assets with indefinite lives requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce different results.

Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of other comprehensive income (“OCI”). This guidance eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from OCI to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  The Company adopted this standard effective January 1, 2012 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During July 2012, the FASB issued Accounting Standards Update 2012-02 Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material effect on its financial position, results of operations and cash flow.

Note 2 — Related-Party Transactions

Clorox

In conjunction with the Acquisition, the Company entered into a TSA with Clorox whereby Clorox would provide certain services, equipment and office space to the Company.  Additionally under the TSA, the Company provided certain services to Clorox. Related-party transactions and activities involving Clorox are not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealings may exist.  On November 1, 2011, the Company completed the transition of its North American and export operations from Clorox provisioning to stand-alone operations. The Company completed the transition of certain international operations from Clorox in the second quarter of 2012 and terminated the remaining service components of the TSA..

Net expenses under the TSA were (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of products sold	$—	$1,820	$—	$5,987
Selling and administrative expenses	45	487	732	3,053
Research and development costs	—	—	—	621
	$45	$2,307	$732	$9,661

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

The Company has entered into a monitoring agreement with Avista and affiliates of Avista whereby Avista provides services for a fixed fee to the Company.  Selling and administrative expenses, including out of pocket expenses, respectively, related to this monitoring agreement were (in thousands):

Three months ended September 30,		Nine months ended September 30,
2012	2011	2012	2011
$250	$327	$851	$827

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In connection with the Acquisition and the issuance of its long-term debt, the Company paid $4,050,000 to Avista and affiliates of Avista for consulting expenses and recorded these as deferred financing costs which are amortized over the term of the debt using the effective interest rate method. Related amortization expense was (in thousands):

Three months ended September 30,		Nine months ended September 30,
2012	2011	2012	2011
$152	$152	$453	$453

Directors and Officers

In connection with the Acquisition and issuance of the Company’s long-term debt, the Company incurred costs of $1,800,000 for consulting expenses from individuals that later became directors and officers of the Company.  Of this amount, $400,000 was paid to certain directors and officers of the Company and $1,400,000 was reinvested in the Company through the purchase of common stock. Deferred financing costs of $457,000 for consulting expenses provided by individuals that later became directors and officers of the Company were recorded in connection with the issuance of the Company’s long-term debt and are amortized over the term of the respective debt using the effective interest method. Related amortization expense was (in thousands):

Three months ended September 30,		Nine months ended September 30,
2012	2011	2012	2011
$17	$17	$51	$51

Parent

In May 2011, the Company received $795,000 on behalf of its Parent related to the sale of the Parent’s stock to certain of the Company’s employees.  As of September 30, 2012 and December 31, 2011 the Company had $795,000 due to the Company’s Parent related to sales of the Parent’s stock to the Company’s employees.

Note 3 — Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Finished goods	$41,738	$30,814
Raw materials and packaging	12,983	8,487
Allowances for obsolescence	(2,325)	(2,051)
	$52,396	$37,250

A step-up in the value of inventory of $11,668,000 was recorded in connection with the Acquisition based on valuation estimates. During the nine months ended September 30, 2011, $4,439,000 of this step-up amount was charged to “cost of products sold — acquisition related” as the inventory was sold.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 4 — Debt

In September 2012, the Company entered into an amendment of its credit agreement, dated November 5, 2010, among Armored Auto Group Intermediate Inc. (f/k/a Viking Intermediate Inc.), the Company, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Facility”) revising the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio as applicable to the Company’s $50 million revolving credit facility (the “Revolver”). Costs associated with the amendment of $350,000 have been deferred and are recorded as other current assets and other non-current assets on the Company’s Consolidated Balance Sheets, and will be amortized to interest expense together with other of the Company’s deferred financing costs using the effective interest method.

Note 5 - Fair Value Measurement of Assets and Liabilities

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

Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions.

The carrying and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	September 30, 2012,		December 31, 2011,
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolver	$13,001	$13,001	$—	$—
Term loan	287,755	294,013	288,889	288,889
Senior notes	266,204	246,125	265,442	212,400

The carrying value of the Company’s Revolver approximates its fair value at September 30, 2012 essentially due to its variable rate of interest.  The fair value of the senior secured term loan and the $275,000,000 aggregate principal amount of our 9.25% senior notes due 2018 (the “Senior Notes”) was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

Note 6 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of both December 31, 2011 and September 30, 2012, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

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

Note 7 — Segment Data

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

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three months ended September 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$50,062	$18,286	$—	$68,348
Earnings (loss) before income taxes	6,664	2,415	(21,581)	(12,502)
Capital expenditures	1,109	446	—	1,556
Depreciation and amortization	1,578	101	9,175	11,876
Share-based compensation	65	3	—	68

	Three months ended September 30, 2011
	North America	International	Corporate	Consolidated
Net sales	$44,923	$16,903	$—	$61,826
Earnings (loss) before income taxes	12,616	3,048	(22,320)	(6,656)
Capital expenditures	3,399	6	—	3,405
Depreciation and amortization	1,901	115	9,176	11,192
Share-based compensation	61	2	—	63

	Nine months ended September 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$183,325	$54,114	$—	$237,439
Earnings (loss) before income taxes	39,708	6,568	(64,355)	(18,079)
Capital expenditures	6,131	586	—	6,718
Depreciation and amortization	4,130	422	27,526	35,089
Share-based compensation	191	8	—	199

	Nine months ended September 30, 2011
	North America	International	Corporate	Consolidated
Net sales	$169,426	$52,382	$—	$221,808
Earnings (loss) before income taxes	48,425	8,543	(72,129)	(15,161)
Capital expenditures	7,756	457	—	8,213
Depreciation and amortization	5,671	353	27,526	33,550
Share-based compensation	192	7	—	199

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

Total assets of the Company’s North American and International operating segments, which do not include goodwill or intangible assets, were $161,896,000 and $32,936,000, respectively, as of September 30, 2012 and $127,405,000 and $27,103,000, respectively, adjusted as of December 31, 2011.

Note 8 — Income taxes

The Company’s effective benefit rate in the three months ended September 30, 2012 and 2011 was 21.8% and 46.5%, respectively, and in the nine months ended September 30, 2012 and 2011 was 29.4% and 42.4%, respectively. The Company’s effective benefit rate for the three and nine month periods ended September 30, 2012 reflects the anticipated effective benefit rate for 2012, which will differ from the statutory tax rate primarily due to the effect of additional expense for adjustments to state deferred taxes to reflect expectations of geographic earnings in the U.S.offset by the effect of U.S. federal manufacturing benefits expected for 2012 and the impact of foreign earnings taxed below the U.S. federal rate which increases the benefit rate on the anticipated loss for 2012.

The Company’s effective benefit rate for the three and nine month periods ended September 30, 2011 differed from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized during the period, which increased the benefit rate on the loss for the quarter. For the three and nine month periods ended September 30, 2011, the Company determined that the actual tax expense for the period represented the best estimate of the tax provision for the year to date, in lieu of the general effective rate model.

Note 9 — Financial Information for the Company and Its Subsidiaries

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

The comparative Condensed Consolidating Balance Sheet as of December 31, 2011 has been adjusted to report intangible brand assets in the Condensed Consolidated Financial Statements of the Combined Guarantor Subsidiaries with no effect on total assets or shareholder’s equity of the Combined Guarantor Subsidiaries as of December 31, 2011. However, the adjustment did decrease the total assets and Shareholder’s equity of the Combined Non-Guarantor Subsidiaries by $22,297,000 as of December 31, 2011. The adjustment has no impact on the comprehensive income of the Issuer, Combined Guarantor Subsidiaries or Combined Non-Guarantor Subsidiaries.

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantors Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,935	$—	$4,935
Receivables, net	766	42,421	11,113	—	54,300
Inventories, net	—	29,364	7,886	—	37,250
Due from Clorox	(244)	11,433	538	—	11,727
Other current assets	7,370	542	2,025	—	9,937
Total current assets	7,892	83,760	26,497	—	118,149

Property, plant and equipment, net	9,102	17,994	2,809	—	29,905
Goodwill	—	310,576	74,217	—	384,793
Intangible assets, net	—	336,378	51,574	223	388,175
Investment in subsidiaries	741,781	149,489	—	(891,270)	—
Other assets	6,450	—	4	—	6,454
Total assets	$765,225	$898,197	$155,101	$(891,047)	$927,476

Liabilities and equity
Current liabilities:
Book overdraft	$1,987	$—	$—	$—	$1,987
Accounts payable	2,519	4,419	1,668	—	8,606
Accrued expenses and other liabilities	13,651	5,097	3,866	—	22,614
Payable to parent company	795	—	—	—	795
Notes payable, current portion	470	—	—	—	470
Income taxes payable	(33,788)	35,531	78	—	1,821
Total current liabilities	(14,366)	45,047	5,612		36,293
Long-term debt, less discount and current portion	553,861	—	—	—	553,861
Other liabilities	2,500	—	—	—	2,500
Deferred tax liability-LT	5,120	111,369	—	—	116,489
Total liabilities	547,115	156,416	5,612		709,143
Shareholder’s Equity	218,110	741,781	149,489	(891,047)	218,333
Total liabilities and equity	$765,225	$898,197	$155,101	$(891,047)	$927,476

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantors Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash	$4,686	$—	$3,289	$—	$7,975
Accounts Receivable	67	64,545	18,599	—	83,211
Inventories	—	39,947	12,449	—	52,396
Due from Clorox	71	173	(244)	—	—
Other current assets	9,751	942	3,151	—	13,844
Total current assets	14,575	105,607	37,244	—	157,426

Property, plant and equipment	10,568	18,625	2,739	—	31,932
Goodwill	—	310,576	76,367	—	386,943
Intangible assets	—	314,947	48,089	(379)	362,657
Investment in subsidiaries	714,435	149,375	—	(863,810)	—
Deferred financing costs	5,396	77	—	—	5,473
Total assets	$744,974	$899,207	$164,439	$(864,189)	$944,431

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,078	$6,996	$4,746	$—	$13,820
Accrued expenses and other liabilities	18,657	13,622	8,583	—	40,862
Payable to parent company	795	—	—	—	795
Due to Clorox	186	—	—	—	186
Current portion of long-term debt, less discount	13,001	—	—	—	13,001
Discount on notes payable - ST	329	—	—	—	329
Income taxes payable	(59,427)	59,244	183	—	—
Total current liabilities	(24,381)	79,862	13,512	—	68,993

Long-term debt, less discount and current portion	553,630	—	—	—	553,630
Other liability	2,500	—	—	—	2,500
Deferred income taxes	2,591	104,913	1,553	—	109,057
Total liabilities	534,340	184,775	15,065	—	734,180
Total shareholder’s equity	210,634	714,432	149,374	(864,189)	210,251
Total liabilities and shareholder’s equity	$744,974	$899,207	$164,439	$(864,189)	$944,431

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three months ended September 30, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Net sales	$—	$56,507	$19,168	$(7,327)	$68,348
Cost of products sold	—	34,193	12,862	(7,327)	39,728
Gross profit	—	22,314	6,306	—	28,620

Operating expenses:
Selling and administrative expenses	5,679	2,377	2,772	—	10,828
Advertising costs	—	6,216	1,713	—	7,929
Research and development costs	—	661	—	—	661
Amortization of acquired intangible assets	—	7,547	1628	—	9,175
Total operating expenses	5,679	16,801	6113	—	28,593
Operating (loss) profit	(5,679)	5,513	193	—	27
Non-operating expenses:
Interest expense	12,406	—	—	—	12,406
Other expense and (income), net	—	28	95	—	123
(Loss) earnings before income taxes	(18,085)	5,485	98	—	(12,502)
(Benefit) provision for income taxes	(7,918)	5,189	—	—	(2,729)
Equity earnings (loss) of subsidiaries, net of taxes	394	94	—	(488)	—
Net (loss) earnings	$(9,773)	$390	$98	$(488)	$(9,773)
Other comprehensive (loss) income:
Foreign currency translation gain	4,078	4,078	4,078	(8,249)	3,985
Comprehensive (loss) income	$(5,695)	$4,468	$4,176	$(8,737)	$(5,788)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three months ended September 30, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Net sales	$—	$50,008	$18,017	$(6,199)	$61,826
Cost of products sold	—	26,950	13,063	(6,199)	33,814
Gross profit	—	23,058	4,954	—	28,012

Operating expenses:
Selling and administrative expenses	3,540	2,024	2,740	—	8,304
Advertising costs	—	2,575	1,574	—	4,149
Research and development costs	—	397	—	—	397
Amortization of acquired intangible assets	—	7,320	1,855	—	9,175
Acquisition-realted charges	45	—	—	—	45
Total operating expenses	3,585	12,316	6,169	—	22,070
Operating (loss) profit	(3,585)	10,742	(1,215)	—	5,942
Non-operating expenses:
Interest expense	12,059	—	(11)	—	12,048
Other expense (income), net	—	—	550	—	550
(Loss) earnings before income taxes	(15,644)	10,742	(1,754)	—	(6,656)
(Benefit) provision for income taxes	(6,827)	3,896	(169)	—	(3,100)
Equity earnings (loss) of subsidiaries, net of taxes	5,261	(1,585)	—	(3,676)	—
Net (loss) earnings	$(3,556)	$5,261	$(1,585)	$(3,676)	$(3,556)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(9,062)	(9,062)	(9,062)	19,188	(7,998)
Comprehensive income (loss)	$(12,618)	$(3,801)	$(10,647)	$15,512	$(11,554)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine months ended September 30, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Net sales	$154	$200,893	$60,584	$(24,192)	$237,439
Cost of products sold	—	109,187	41,953	(24,192)	126,948
Gross profit	154	91,706	18,631	—	110,491

Operating expenses:
Selling and administrative expenses	17,378	9,950	7,607	—	34,935
Advertising costs	—	21,842	5,572	—	27,414
Research and development costs	—	1,700	—	—	1,700
Amortization of acquired intangible assets	—	22,637	4,889	—	27,526
Total operating expenses	17,378	56,129	18,068	—	91,575
Operating (loss) profit	(17,224)	35,577	563	—	18,916
Non-operating expenses:
Interest expense	36,829	—	—	—	36,829
Other expense (income), net	—	30	136	—	166
(Loss) earnings before income taxes	(54,053)	35,547	427	—	(18,079)
(Benefit) provision for income taxes	(23,665)	18,401	(45)	—	(5,309)
Equity earnings (loss) of subsidiaries, net of taxes	17,618	468	—	(18,086)	—
Net (loss) earnings	$(12,770)	$17,614	$472	$(18,086)	$(12,770)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	4,723	4,723	4,723	(9,223)	4,500
Comprehensive (loss) income	$(8,047)	$22,337	$5,195	$(27,309)	$(8,270)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine months ended September 30, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

Net sales	$—	$182,478	$61,664	$(22,334)	$221,808
Cost of products sold	—	94,075	43,345	(22,334)	115,086
Cost of products sold - acquisition related	—	4,439	—	—	4,439
Gross profit	—	83,964	18,319	—	102,283

Operating expenses:
Selling and administrative expenses	13,151	6,352	8,530	—	28,033
Advertising costs	—	17,123	5,700	—	22,823
Research and development costs	—	1,807	—	—	1,807
Amortization of acquired intangible assets	—	22,411	5,115	—	27,526
Acquisition-realted charges	994	—	—	—	994
Total operating expenses	14,145	47,693	19,345	—	81,183
Operating (loss) profit	(14,145)	36,271	(1,026)	—	21,100
Non-operating expenses:
Interest expense	35,924	—	57	—	35,981
Other expense (income), net	4	—	276	—	280
(Loss) earnings before income taxes	(50,073)	36,271	(1,359)	—	(15,161)
(Benefit) provision for income taxes	(19,470)	12,615	426	—	(6,429)
Equity earnings (loss) of subsidiaries, net of taxes	21,871	(1,785)	—	(20,086)	—
Net (loss) earnings	$(8,732)	$21,871	$(1,785)	$(20,086)	$(8,732)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	(4,390)	(4,390)	(4,390)	(9,352)	(3,818)
Comprehensive (loss) income	$(13,122)	$17,481	$(6,175)	$(10,734)	$(12,550)

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) earninings	$(12,770)	$17,614	$472	$(18,086)	$(12,770)
Adjustments:
Depreciation and amortization	4,521	29,502	1,066	—	35,089
Share-based compensation	199	—	—	—	199
Deferred income taxes	(2,533)	(6,456)	1,375	—	(7,614)
Equity earnings of subsidiaries, net of taxes	(17,614)	(472)	—	18,086	—
Other	—	141	—	—	141
Cash effects of changes, net of acquisition effects in:
Accounts receivable	699	(22,124)	(7,486)	—	(28,911)
Inventories	—	(10,583)	(4,563)	—	(15,146)
Due from Clorox	(129)	11,260	782	—	11,913
Other current assets	(421)	(477)	(1,127)	—	(2,025)
Book overdraft	(1,987)	—	—	—	(1,987)
Accounts payable and accrued liabilities	4,561	11,102	7,799	—	23,462
Intercompany receivable / payable	49,254	(45,128)	(3,627)	(402)	97
Income taxes	(26,990)	23,713	105	—	(3,172)
Net cash (used in) provided by operating activities	(3,210)	8,092	(5,204)	(402)	(724)

Cash flows from investing activities:
Capital expenditures	(3,110)	(3,334)	(274)	—	(6,718)
Net cash used in investing activities	(3,110)	(3,334)	(274)	—	(6,718)

Cash flows from financing activities:
Payments on Revolver	(33,000)	—	—	—	(33,000)
Borrowings under Revolver	46,001	—	—	—	46,001
Principle payments on term loan	(2,250)	—	—	—	(2,250)
Deferred financing costs	(350)	—	—	—	(350)
Net cash used in financing activities	10,401	—	—	—	10,401

Effect of exchange rate on cash	603	(4,758)	3,834	402	81
Net increase (decrease) in cash	4,684	—	(1,644)	—	3,040
Cash at beginning of period	—	—	4,935	—	4,935
Cash at end of period	$4,684	$—	$3,291	$—	$7,975

Armored AutoGroup Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2011

	Parent Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(8,732)	$21,871	$(1,785)	$(20,086)	$(8,732)
Adjustments:
Depreciation and amortization	3,038	24,761	5,751	—	33,550
Share-based compensation	199	—	—	—	199
Deferred income taxes	(121)	(10,732)	(397)	—	(11,250)
Restructuring	—	—	—	—	—
Equity earnings of subsidiaries, net of taxes	(21,871)	1,785	—	20,086
Other	—	233	—	—	233
Cash effects of changes, net of acquisition effects in:
Receivables, net	(412)	(15,752)	(2,708)	—	(18,872)
Inventory	—	(11,222)	1,079	—	(10,143)
Other current assets	(2,179)	(2,729)	(2,225)	—	(7,133)
Accounts payable and accrued liabilities	15,352	(2,790)	737	—	13,299
Intercompany receivable / payable	(5,184)	(4,598)	11,206	(1,424)	—
Income taxes payable	3,094	684	(2,112)	—	1,666
Net cash provided by (used in) operating activities	(16,816)	1,511	9,546	(1,424)	(7,183)

Cash flows from investing activities:
Capital expenditures	(6,522)	(1,011)	(680)	—	(8,213)
Net cash used in investing activities	(6,522)	(1,011)	(680)	—	(8,213)

Cash flows from financing activities:
Principal payments on notes payable	(23,750)	—	—	—	(23,750)
Borrowings under term loan facility, net of discount	21,500	—	—	—	21,500
Debt financing costs	(670)	—	—	—	(670)
Advance from parent	795	—	—	—	795
Net cash used in financing activities	(2,125)	—	—	—	(2,125)

Effect of exchange rate on cash	(294)	(500)	(297)	1,424	333
Net (decrease) increase in cash	(25,757)	—	8,569	—	(17,188)
Cash at beginning of period	29,966	—	1,735	—	31,701
Cash at end of period	$4,209	$—	$10,304	$—	$14,513

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

Overview

We are a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance products categories, respectively. Both brands have leading category shares in the United States, with Armor All having a #1 value share of market in the appearance products category and STP a #3 value share of market in the performance products category, in each case, based on sales volumes in U.S. dollars in approximately the year-ending December 31, 2011 as measured by NPD Group, Inc. and Nielsen Holdings, N.V. (“Nielsen”), our primary sources for U.S. third-party industry data and forecasts. We believe there has been no significant change in our rankings since December 31, 2011. Armor All’s current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products and washes is designed to clean, shine and protect interior and exterior automobile surfaces. STP’s offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and “Do-it-Yourselfers.” Our brands offer multiple automotive appearance and performance products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Australia, Mexico and the U.K. and distributor relationships in approximately 50 countries.

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

Our strategy

We intend to build on our success by pursuing the following strategies:

•                 Launching new and innovative products. During 2011, we launched seven new Armor All products or improvements as well as two new STP products.  In 2012, we have launched 19 new Armor All stock keeping units (“SKUs”), nine new STP SKUs as well as one SKU under the Tuff Stuff equity.

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

•                 Pursuing international growth. Previously, in many countries outside of the United States, Armor All and STP were a secondary priority for a sales force focused on selling Clorox’s core household cleaning products. Although approximately 32% and 30% of our net sales for the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively, were sold outside the United States, we believe we can increase our percentage of sales generated in international markets.

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

Factors affecting our financial statements and critical accounting policies

See Note 1 of Notes to Condensed Consolidated Financial Statements,  “The Company and Summary of Significant Accounting Policies,” included elsewhere in this Quarterly Report and also described more fully in our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies included within our final prospectus dated July 26, 2012 and filed with the Securities and Exchange Commission (“SEC”) on July 26, 2012 under Rule 424(b)(3) and as part of our Registration Statement on Form S-4 for a discussion of our accounting policies and how they impact our financial statements.

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

We are solidifying our leading category share of the automotive aftermarket appearance products and performance products categories with innovation, investment in our established Armor All and STP brands, the introduction of new products, increased investments in racing sponsorships, and enhanced promotional events and advertising.  While our net sales have been increasing as a result of these initiatives, there has broadly been a decline in the performance products category of the base business volume and an overall weakening of consumer discretionary spending in the markets within which we compete due to economic uncertainty in generally unfavorable economic conditions.  In the event that our top-line growth and bottom-line profitability do not develop as expected, we may have to delay certain business initiatives and adjust our strategy accordingly.

Results of Operations

Three and nine month periods ended September 30, 2012 compared to corresponding periods in 2011

Financial data for the three and nine month periods ended September 30, 2012 and 2011 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change	%	2012	2011	Change	%

Net sales	$68,348	$61,826	$6,522	11%	$237,439	$221,808	$15,631	7%
Cost of products sold	39,728	33,814	5,914	17	126,948	115,086	11,862	10
Cost of products sold - acquisition related	—	—	—	—	—	4,439	(4,439)	(100)

Gross profit	28,620	28,012	608	2	110,491	102,283	8,208	8

Operating expenses:
Selling and administrative expenses	10,828	8,304	2,524	30	34,935	28,033	6,902	25
Advertising costs	7,929	4,149	3,780	91	27,414	22,823	4,591	20
Research and development costs	661	397	264	66	1,700	1,807	(107)	(6)
Amortization of acquired intangible assets	9,175	9,175	—	—	27,526	27,526	—	—
Acquisition-related charges	—	45	(45)	(100)	—	994	(994)	(100)
Total operating expenses	28,593	22,070	6,523		91,575	81,183	10,392
Operating profit	27	5,942	(5,915)		18,916	21,100	(2,184)
Non-operating expenses (income):
Interest expense	12,406	12,048	358	3	36,829	35,981	848	2
Other expense, net	123	550	(427)	(78)	166	280	(114)	(41)

Loss before benefit for income taxes	(12,502)	(6,656)	(5,846)		(18,079)	(15,161)	(2,918)
Benefit for income taxes	(2,729)	(3,100)	371		(5,309)	(6,429)	1,120
Net loss	$(9,773)	$(3,556)	$(6,217)		$(12,770)	$(8,732)	$(4,038)

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

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada.  Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America.  The following table summarizes our net sales for the three and nine month periods ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three months ended Sept 30,		Change from Prior Year		% of Net Sales
	2012	2011	$	%	2012	2011
North America:
Armor All products	$29,409	$29,904	$(495)	-2%	43%	48%
STP products	19,043	13,126	5,917	45%	28%	21%
Other brands	1,610	1,893	(283)	-15%	2%	3%
Total North America	50,062	44,923	5,139	11%	73%	73%
International	18,286	16,903	1,383	8%	27%	27%
Consolidated Net Sales	$68,348	$61,826	$6,522	11%	100%	100%

	Nine months ended Sept 30,		Change from Prior Year		% of Net Sales
	2012	2011	$	%	2012	2011
North America:
Armor All products	$127,098	$116,354	$10,744	9%	54%	52%
STP products	49,791	46,469	3,322	7%	21%	21%
Other brands	6,436	6,604	(168)	-3%	3%	3%
Total North America	183,325	169,427	13,898	8%	77%	76%
International	54,114	52,382	1,732	3%	23%	24%
Consolidated Net Sales	$237,439	$221,809	$15,630	7%	100%	100%

In North America, net sales increased for both the three and nine month periods ended September 30, 2012 as compared to the corresponding periods in 2011.  In the three months ended September 30, 2012, Armor All product sales were down 2% due to the timing of holiday gift pack sales which started in September of 2011 ahead of the SAP conversion.  STP products grew 45% driven by a large promotional event with a key customer.  In the nine months ended September 30, 2012, Armor All and STP product sales grew by 9% and 7%, respectively.  This growth was driven by new products and an increased investment in racing sponsorships and advertising spend.  Additionally, a price increase that was effective June 2011 across both product lines resulted in higher prices in the first half of 2012. Partially offsetting this new product growth and price increase is the decline in the performance category of the base business volume.

The International net sales increase for the both the three month and nine month periods ended September 30, 2012 as compared to the corresponding period in 2011 came from both our European and our Australian regions driven by new product sales.  Our International net sales have been impacted by unfavorable exchange rate changes during the three month period ended September 30, 2012.

Gross profit

Cost of products sold

Our cost of products sold for the three and nine month periods ended September 30, 2012 and 2011 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
Cost of products sold	$39,728	$33,814	$5,914	17	$126,948	$115,086	$11,862	10
Stated as a percentage of net sales	58.1%	54.7%			53.5%	51.9%

The increase in the cost of products sold is driven by the higher volume in both the three and nine month periods ended September 30, 2012.  The percentage increase in the cost of goods sold is higher than the net sales percentage increase for the three months ending September 30, 2012 due to higher freight and warehouse costs.  We are working to establish our new business model independent of Clorox, and to stabilize our expenditures in warehousing and moving product.  Despite having reduced our North American inventory by almost $4 million dollars since June of this year, we are still experiencing higher costs in the procurement of warehousing space and costs associated with the movement of product through our supply chain network. However, our overall product costs remain in line with expectations.

During the nine months ended September 30, 2011, $4.4 million associated with the step-up in the value of inventory of $11.7 million that was recorded in connection with the Acquisition was recorded in cost of products sold-acquisition related as the inventory was sold.

Gross profit

Our gross profit for the three and nine month periods ended September 30, 2011 and 2012 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
Gross profit	$28,620	$28,012	$608	2	$110,491	$102,283	$8,208	8
Stated as a percentage of net sales	41.9%	45.3%			46.5%	46.1%

Gross profit in the nine months ended September 30, 2011 included the amortization of inventory step-up resulting from purchase accounting stemming from the Company’s acquisition in November 2010.  Notwithstanding the impact of that purchase accounting, gross profit as a percentage of net sales for the nine-months ended September 30, 2011 would have been 48.1%.  As discussed above, the impact of the excess freight and warehousing costs negatively impacted the gross profit percentage for both the three month and nine month periods of September 30, 2012.  Excluding the excess freight and warehousing costs, the gross profit rates for nine months ended 2012 would have been higher than the 2011 gross profit rates reflecting the impact of higher prices.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three and nine month periods ended September 30, 2011 and 2012 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
Selling and administrative expenses	$10,828	$8,304	$2,524	30	$34,935	$28,033	$6,902	25
Advertising costs	7,929	4,149	3,780	91	27,414	22,823	4,591	20
Research and development costs	661	397	264	66	1,700	1,807	(107)	(6)
	$19,418	$12,850	$6,568	51	$64,049	$52,663	$11,386	22
Stated as a percentage of net sales	28.4%	20.8%			27.0%	23.7%

The increase in the selling and administrative expenses in both the three month and nine month periods ended September 30, 2012 was due to a redundancy in our workforce as we transitioned from the Clorox TSA to our permanent selling, marketing, finance and administrative staff.  This overlap resulted in additional costs of $0.6 million and $3.6 million in the three and nine month periods ended September 30, 2012, respectively.  In addition to these transitional costs, there are $0.7 million and $3.3 million of expenses related to our new ERP system during those same periods.  These redundant costs have declined each quarter in 2012.  Offsetting these costs on a year over year basis is the overall reduction in the Clorox TSA costs as we transition to a stand-alone company.

The increase in our advertising costs in the three and nine month periods ended September 30, 2012 as compared to the corresponding periods in 2011 was primarily due to the increase in spend related to reinvigoration of the STP brand.

The decrease in our research and development costs in the three and nine month periods ended September 30, 2012 as compared to the corresponding periods in 2011 was primarily due to the July 1, 2011 cessation of research and development services rendered by Clorox under the TSA.

Income taxes

Our effective benefit rate in the three months ended September 30, 2012 and 2011 was 21.8% and 46.5%, respectively, and in the nine months ended September 30, 2012 and 2011 was 29.4% and 42.4%, respectively. Our effective benefit rate for the three and nine month periods ended September 30, 2012 reflects our anticipated effective benefit rate for 2012, which will differ from the statutory tax rate primarily due to the effect of additional expense for adjustments to state deferred taxes to reflect expectations of geographic earnings in the U.S., offset by the effect of U.S. federal manufacturing benefits expected for 2012 and the impact of foreign earnings taxed at rates below the U.S. federal rate which will increase the benefit rate on the anticipated loss for 2012.

The effective benefit rate for the three and nine month periods ended September 30, 2011 differed from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized during the period, which increased the benefit rate on the loss for the quarter. For the three and nine month periods ended September 30, 2011, we determined that the actual tax expense for the period represented the best estimate of the tax provision for the year to date, in lieu of the general effective rate model.

Amendment to Credit Facility

We have made significant progress since our separation from Clorox in November 2010; we are independent of Clorox with our own sales force, autonomous supply chain, and stand-alone administration of the business; and we are pursuing our strategy for growth with product innovation and development of our Armor All and STP brands.  However, the costs to separate and operate as a independent operation are proving greater than we had anticipated, and we have invested considerably in advertising and promoting the Armor All and STP brands.  In light of our results during this important period, in September 2012 we entered into an amendment of our credit agreement, dated November 5, 2010, among Armored Auto Group Intermediate Inc. (f/k/a Viking Intermediate Inc.), the Company, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Facility”) revising the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio as applicable to the Company’s $50 million revolving credit facility (the “Revolver”).  The amendment to our Credit Facility did not affect our results of operations for the three and nine month period ended September 30, 2012 and we expect to satisfy the revised ratios.  Further, in light of our historical results we considered the potential for impairment of our intangible and other long-lived assets but as our views for prospective success for the organization and its business across the globe have not fundamentally changed, we concluded it unlikely that they have been impaired.

Liquidity and capital resources

Our principle sources of liquidity are our cash of $8.0 million as of September 30, 2012, and our $50.0 million Revolver on which we had $13.0 million outstanding as of September 30, 2012. Our principle source of operating cash in-flows is from sales of product to customers.  Our principle operating cash out-flows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. We believe that, as of September 30, 2012, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolver will be sufficient to fund our operations, including contractual obligations and capital expenditures. During the nine months ended September 30, 2012, net cash operations and borrowed funds under our Revolver were sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. As of September 30, 2012, we expect that we will generate cash from the underlying operations of the business and we will be able to obtain needed funds under the Revolver when requested. However, in the event that funds are not available from our operating activities or from the Revolver, we may have to delay certain business initiatives and adjust our strategy accordingly.

Cash flows

The following table summarizes our cash activities for the nine months ended September 30, 2011 and 2012 (in thousands):

	Nine months ended September 30,
	2012	2011
Net cash used in operating activities	$(724)	$(7,183)
Net cash used in investing activities	(6,718)	(8,213)
Net cash provided by (used in) financing activities	10,401	(2,125)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2012 was primarily attributable to an increase in net operating assets of $15.8 million and our net loss of $12.8 million, largely offset by non-cash charges of $27.8 million. Net cash used in operating activities for the nine months ended September 30, 2011 was primarily attributable to an increase in net operating assets of $20.9 million and our net loss of $8.7 million, partially offset by non-cash charges of $22.6 million. The increase in our operating assets in the nine months ended September 30, 2012 was comprised of an increase of $28.9 million in accounts receivable which was attributable to the increase in sales due to seasonality of appearance products and the transition of receivables team from Clorox; an increase in inventories of $15.1 million which was driven by the decision to increase inventory to aid customer order fulfillment following our North America supply chain and ERP separation from Clorox;  offsetting these operating asset increases was an increase of $23.5 in accounts payable and accrued liabilities; and a $11.9 million decrease in the amount due from Clorox as we completed the transition of our North American and export operations.

Investing activities

Our cash used in investing activities for the nine month periods ended September 30, 2012 and 2011 was comprised solely of capital expenditures.  Capital spending declined to 2.8% from 3.7% of net sales in the nine month period ended September 30, 2012 as compared to the same period in 2011 and is largely attributable to our ERP system implementation.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2012 included seasonal net borrowings on our Revolver of $13.0 million, $2.3 million of principal payments on our term loan and $0.4 million of debt financing costs incurred related to amending our credit facility.  Net cash used in financing activities for the nine months ended September 30, 2011 included $2.3 million of principal payments on our term loan and $0.6 million of debt financing costs incurred related to amending our credit facility, together with $0.8 million we received on behalf of our Parent related to the sale of Parent’s stock to certain of our employees.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Credit Facility and Senior Notes

Our debts include the principal of our Revolver, senior secured term loan and 9.25% senior notes due 2018. For additional details related to our debts, please see Note 4 of the Notes to the Condensed Consolidated Financial Statements, “Debt”, included in this Quarterly Report and Note 7 of the Notes to Financial Statements for the fiscal year ended December 31, 2011, “Notes Payable”, included in the Company’s Registration Statement on Form S-4 (File No. 333-180736) filed with the SEC.

Commitments and contingencies

For additional details related to our contractual obligations and other commitments and contingencies, please see Note 6 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” included in this Quarterly Report and Note 8 of the Notes to Financial Statements for the fiscal year ended December 31, 2011, “Commitments and Contingencies”,  and Management’s Discussion and Analysis of Financial Condition and Results of Operations “Certain Information Concerning Contractual Obligations” included in the Company’s Registration Statement on Form S-4 (File No. 333-180736) filed with the SEC.

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

Interest rate risk

We are exposed to interest rate risk associated with our debt instruments. As of September 30, 2012, we have approximately $582.8 million of total debt outstanding, excluding $37.0 million of unused commitments under the Revolver, of which $307.8 million have been bearing interest at a variable a rate of the sum of (i) the greater of LIBOR or 1.75% and (ii) 4.25%.  As LIBOR is currently less than 1.75%, even a one percentage point change on our variable rate debt would not have affected our interest expense in the nine month period ended September 30, 2012.  However, if six month LIBOR, for example, were 1.5 percentage points higher during the nine months ended September 30, 2012 our interest expense would have increased approximately $0.8 million for the period. We currently do not have any interest rate swaps; however, we continually assess our interest rate risk for purposes of determining whether interest rate hedges would be consistent with our overall risk management strategy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of both December 31, 2011 and September 30, 2012, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of September 30, 2012, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” included within our final prospectus dated July 26, 2012 and filed with the SEC on July 26, 2012 under Rule 424(b)(3) and as part of our Registration Statement on Form S-4. The risks described in the final prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in the prospectus referred to above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2012

ARMORED AUTOGROUP INC.

/s/ DAVID P. LUNDSTEDT
David P. Lundstedt
Chairman, President,
and Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief Financial Officer, and
Principle Accounting Officer