Form 10-K
period 2012-12-31
Armored AutoGroup Inc.
filed 2013-04-01
CIK 1537660

Use these links to rapidly review the document
Armored AutoGroup Inc. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
For the transition period from TO

Commission file number 333-180736

ARMORED AUTOGROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3620112 (I.R.S. Employer Identification No.)
44 Old Ridgebury Road, Suite 300
Danbury, Connecticut	06810
(Address of Principal Executive Offices)	(Zip Code)

(203) 205-2900
(Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Armored AutoGroup Intermediate Inc. owns 100% of the registrant's outstanding common stock and there is currently no established public trading market for such common stock. As a result, as of June 29, 2012, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $0.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate number of shares of the registrant's common stock outstanding on March 15, 2013 was 1,000 shares of common stock $.01 par value.

         Documents incorporated by reference: None

Armored AutoGroup Inc.

i

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information can generally be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "seeks," "projects," "intends," "plans," "may," "will" or "should" or, in each case, their negative or other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  Our historical financial information may not be representative of our results as a standalone company or indicative of our future financial performance.

  •
  Our operating results and net earnings may not meet expectations.

  •
  Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events.

  •
  Our financial results could suffer if we are unable to implement and successfully manage our core strategic initiatives or if our core strategic initiatives do not achieve the intended results.

  •
  Sales growth may be difficult to achieve.

  •
  We face intense competition in our business, which could lead to reduced profitability if we cannot compete effectively.

  •
  A significant portion of our net sales and net earnings is derived from a few key customers. The loss of any one or more of these customers could cause a material decline in our operating results.

  •
  Changes in marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets.

  •
  Customer support of our marketing and advertising programs and new product launches is critical for our success.

  •
  Providing price concessions or trade terms that are acceptable to our customers, or the failure to do so, could adversely affect our sales and profitability.

  •
  We may not successfully develop and introduce new products and line extensions.

  •
  Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities or within the required timeframe, which could result in order cancellations and decreased net sales.

  •
  Volatility and cost increases in raw materials, energy, shipping and transportation and other necessary supplies or services could harm our financial condition and results of operations.

  •
  We are exposed to commodity fluctuation risk and may not be able to adequately hedge our exposure, if at all.

  •
  Reliance on a limited base of third party contract manufacturers, logistics, procurement and information systems service providers may result in disruption to our business.

  •
  Our facilities and those of our suppliers, service providers and common use facilities operators such as ports are subject to disruption by events beyond our control.

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

  •
  Global economic conditions may negatively impact the Company's financial condition and results of operations.

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

  •
  Acquisitions, new venture investments and divestitures may not be successful.

  •
  Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

  •
  The terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.

  •
  We may not be able to raise additional funds when needed for our business or to exploit opportunities.

  •
  Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness. This could further exacerbate the risks to our financial condition.

  •
  We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

  •
  Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

  •
  Goodwill, intangible and other long lived assets are subject to impairment risk.

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

  •
  We operate under an FTC consent order, which requires certain compliance policies and procedures. Should we violate our requirements thereunder, we may face significant fines and penalties.

  •
  Compliance with environmental law and other government regulations could impose material costs.

  •
  Litigation may adversely affect our business, financial condition and results of operations.

  •
  Changes in tax laws could adversely affect the taxes we pay and our profitability.

  •
  Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact the Company's earnings and cash flow.

  •
  Changes in our effective tax rate may adversely affect our earnings and cash flow.

  •
  A failure of a key information technology system could adversely impact our ability to conduct business.

  •
  Our continued growth and expansion and increasing reliance on third party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

  •
  Identification of a material weakness in internal controls over financial reporting may adversely affect our financial results.

  •
  We may incur increased ongoing costs as a result of being obligated to file reports with the SEC and our management will be required to devote substantial time to new compliance initiatives when we are effectively registered.

  •
  Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses and this could negatively impact the Company's business, financial condition and results of operations.

  •
  The estimates and assumptions on which our financial statements are based may prove to be inaccurate, which may adversely affect the Company's financial condition and results of operations.

  •
  We can be adversely affected by the implementation of new, or changes in GAAP.

  •
  As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

        Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1.    Business

Our Business

        Armored AutoGroup Inc. (and together with its subsidiaries, the "Company," "Successor," "we" or "us") is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armor All and STP were founded in 1962 and 1954, respectively. Both brands have leading category shares in the United States, with Armor All having a #1 value share of market in the appearance products category and STP a #3 value share of market in the performance chemicals category, in each case, based on sales volumes in U.S. dollars in the year-ending December 31, 2012 as measured by NPD Group, Inc. and Nielsen Holdings, N.V. ("Nielsen"), our primary sources for U.S. third party industry data and forecasts. Armor All's current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces. STP's offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and "Do-it-Yourselfers." Our brands offer multiple automotive appearance and performance chemicals that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia the U.K., China and distributor relationships in approximately 50 countries.

        Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All's advertising campaigns, such as the "Go ahead. Stare," "Care for your car" and the "Armor All Way," build on Armor All's strong brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

        The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 50 years. Regular use of STP additives as part of basic maintenance helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel systems clean. We believe the STP brand's fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

        On November 5, 2010, affiliates of Avista Capital Holdings, L.P. ("Avista") acquired the Armor All, STP and certain other brands from The Clorox Company ("Clorox") pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the "Purchase and Sale Agreement") pursuant to which Armored Autogroup Inc. (formerly, Viking Acquisition Inc.) acquired certain equity interests, assets and liabilities of Clorox's AutoCare Products Business excluding the Prestone and YPF licensed brands (the "Acquisition"), which we refer to as "Global AutoCare" or "Predecessor," with respect to periods prior to the completion of the Acquisition, the majority of which are in the United States, Australia, Canada and Europe, including the worldwide rights to distribute the leading Armor All and STP brands . Pursuant to the Purchase and Sale Agreement, upon the terms and subject to the conditions thereof we acquired from Clorox all of the outstanding equity interests in Clorox Europe Ltd., The Armor All/STP Products Company and STP Products Manufacturing Company. Additionally, certain assets and liabilities relating to Global AutoCare were transferred to the Company as part of the transaction; we acquired two auto care manufacturing facilities, one in the United States and one in the United Kingdom. Employees at these facilities, the existing auto care business management team and other employees affiliated with Global AutoCare transferred to or remained with the business.

        Following the Acquisition, we began to implement initiatives to grow the business. Specifically, we invested in increased merchandising support, increased racing sponsorships and changed our advertising strategy with respect to Armor All. We continued this merchandising support and in 2012 and began consumer advertising of STP. We continue to focus on innovation and building a pipeline of new products. We continue to invest in the business to build upon what we believe are strong brand equity and category positions of Armor All and STP and create strong growth momentum.

Industry overview

        The automotive aftermarket industry is generally defined as the manufacturing, distribution, sales and service of all automotive products other than the purchase of an automobile from a new car dealer, according to the Automotive Aftermarket Industry Association ("AAIA"). It includes hard parts such as brakes and tires, and consumables such as Armor All and STP.

        With an estimated size of $233 billion in the United States, according to the AAIA Digital Aftermarket Factbook and Lang Annual, the automotive aftermarket provides consumers with access to automotive maintenance services and products through several categories. Consumers have the option of repairing or improving their vehicles themselves (known as the consumer or "Do it Yourself," or "DIY" market) or taking their vehicle to a professional service facility (the "Do it for Me," or "DIFM" market). The consumer market can be segmented further into casual users and car enthusiasts. Automotive aftermarket purchases are driven by car maintenance, beautification, performance enhancements and personalization. Based on our internal market research, the typical U.S. automotive aftermarket consumer is a 40-something male whose car has between 85,000 and 90,000 miles.

Appearance products category

        As a subcategory of the automotive aftermarket, U.S. appearance products category serves retail consumers and the commercial car care and professional detailing channels. The appearance products category can be further classified into interior and exterior products, which include protectants, tire and wheel care, waxes/polishes, wipes, car wash and fabric conditioners. We believe sales of appearance products, such as Armor All, are correlated to new car purchases or "new to consumer" (e.g., used car purchases) because these car owners tend to be more dedicated to upkeep and beautification. Since purchasing a car, whether new or new to consumer, is generally the first or second most expensive purchase made by consumers, we believe auto appearance and performance are of high importance. As a result, we believe consumers exhibit strong brand loyalty by using products they trust. We believe that brand loyalty coupled with competitive price points for the average product discourages consumers from switching to private label products, which we believe explains the low level of private label penetration in this category. Countries outside the United States and Western Europe, with a developing middle class and increasing automobile penetration (e.g., China), present attractive growth opportunities for appearance products.

Performance chemicals category

        The U.S. performance chemicals category for additives serves consumers who are interested in increasing the performance of their automobiles or performing their own mechanical-related maintenance. This category can be further classified into fuel additives, oil additives and functional fluids and other niche performance chemicals. Regular use of STP additives as part of basic maintenance helps clean deposits that build up from engine operation and helps engines run better and be more fuel efficient. STP fuel additives also help to maintain a clean fuel system and boost the cleaning performance of gasoline. Our oil additives products reduce metal-to-metal friction by providing a thicker cushion between the moving engine parts, thus protecting against engine wear and reducing oil consumption. STP's functional fluids include brake and power steering fluids designed to prevent corrosion, wear and breakdown. We believe the need for fuel additives will increase, driven by our anticipation of a rising use of ethanol in fuel blends and our expectation of a growing prevalence of smaller engines. At the same time, lower fuel quality in many emerging markets is creating an acute need for fuel additives. These trends result in less clean combustion in engines and the need for more performance chemicals. Similar to the appearance products category, brand awareness and the consumer relationship with performance chemicals brands is strong, resulting in low private label penetration.

Current Armor All product offering

        Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive product line. We believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation. Armor All's current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces.

        Armor All's product offering includes the following:

  •
  Protectants—These products both beautify and protect interior car surfaces. Use of our protectant products helps to prevent premature cracking, fading and discoloration of interior surfaces and brings out a deep shine in car interiors. Armor All offers several protectant products, including Ultra Shine, Natural Finish detailer and scented products.

  •
  Wipes—These products are comprised of disposable towelettes which are moistened with active ingredients designed to clean and protect interior and exterior car surfaces. We offer a variety of wipe formulations which are tailored to general cleaning, as well as glass, leather, plastic and rubber surfaces.

  •
  Tire & Wheel—Our tire & wheel product line provides consumers with multiple tools to enhance the appearance of their tires and wheels. These products borrow from our strengths in protectants, but also deliver cleaning capabilities and a high gloss shine. We offer multiple tire and wheel products, including Tire Foam Protectant, Tire Shine in aerosol, gel and spray formulations, foaming protectant and wheel cleaner.

  •
  Wash & Wax—These products are designed to clean and protect the car's exterior. Our offerings consist of car wash, car waxes and polishes as well as spray detailers. In 2012 we launched our new Armor All Extreme Shield Wax which repels dirt from the cars exterior paint surfaces. In 2013 we are launching Custom Shield, as a spray-on, rubberized protectant.

  •
  Air Care—In 2012, we launched a line of air freshener products including hanging cards as well as vent clips. These products come in a variety of scents, including Mountain Air, Cool Mist and New Car. We also have a line of air freshening protectants and wipes.

  •
  Other—We have focused on rounding out our product offering in the appearance category by also providing consumers with a variety of other products, including glass cleaners, leather care products, multipurpose cleaners and degreasers and holiday gift packs, which bundle a variety of Armor All products.

Current STP product offering

        The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 50 years. Regular use of STP additives as part of basic maintenance helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel intake systems clean. We believe the STP brand's fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

        STP's product offering includes the following:

  •
  Fuel Additives—Our fuel additive products are poured into fuel tanks and help maximize fuel efficiency and avoid engine problems including rough idling, weak acceleration, stumbling and stalling. These products clean engine system components and reduce friction, thereby enhancing performance. Our fuel additive product line includes gas treatment, fuel injector cleaners, complete fuel system cleaners, octane boosters, winterizing treatments and diesel fuel injector treatments.

  •
  Oil Additives—We also sell a line of oil additives which help keep engines lubricated and target specific issues consumers may encounter with their oil systems including engine friction, minor engine leaks and excessive engine smoking.

  •
  Functional Fluids—Our STP product offering also includes an array of functional fluids that are required for proper vehicle function. These products include power steering fluid and brake fluid.

  •
  Multi-Purpose Motor Treatment—This product works in the fuel system and crankcase. This multi-purpose product helps clean deposits in the fuel system, stabilize fuel, protect against crankcase sludge and provide upper cylinder lubrication. This product is safe for use in all gasoline and diesel engines including cars, boats, lawnmowers, ATVs and other motorized equipment.

  •
  Appearance Products—We also offer a line of automotive appearance products under the STP brand umbrella, which are sub-branded as Son of a Gun. These products include a protectant formulation which cleans and shines vehicle interiors and a tire cleaner product.

Distribution

        We operate a broad distribution network, which includes big box auto, auto specialty retail, mass retailers, food and drug retailers, and convenience retailers. We utilize an experienced sales force dedicated to serving major clients globally. We also sell our products directly through brokers, distributors and licensees and via other methods.

Channel overview

        We market our products in the United States through a number of channels and use a number of sales strategies. Our top three U.S. sales channels, mass merchandisers, auto retailers and dollar stores, account for a majority of total shipments in the United States. Sales personnel call directly on major accounts and have support teams for supply and marketing. Our small regional and convenience store customers are serviced by brokers and distributors.

Customer relationships

        We have significant penetration of our products into flagship retailers and our top seven largest customers represented approximately 60% and 65% of U.S. net sales for the years ended December 31, 2012 and 2011, respectively. Typically, these large retailers focus their efforts and shelf space on leading brands. We provide distinctive customer support through category advisory services (CAS), shopper and sales-based information used to improve assortment, shelving, pricing and merchandising strategies to maximize category sales. CAS, coupled with brand marketing efforts, help to create programs that allow customers to drive purchases by people already in-store and attract new category purchasers.

International distribution overview

        International distribution varies by region and is often executed on a country-by-country basis. A majority of our international sales are completed using distributors, except in Canada, Mexico, the United Kingdom and Australia, where the direct model is often used.

Marketing

Brand positioning

        Armor All and STP are two of the most recognizable brands in the auto care appearance products and performance chemicals categories. Our marketing strategies have historically been targeted toward the auto enthusiast. In particular, we believe our sponsorships of local races and rally teams help gain the trust of these consumers. Armor All's brand awareness is aided by its advertising programs which capture a significant share of the advertising voice within the appearance products category. In contrast, STP received little marketing investment due to our prior owner's priorities in recent years.

        We believe the DIY consumer is our greatest growth opportunity and represents the focus of our marketing strategies for Armor All and STP. We believe our growth and value are driven through the integration of marketing communication, pulse period merchandising, partnering with retailers with their promotional merchandising programs and linking auto care to other DIY behavior. Empowering DIY-prone consumers to use Armor All and STP products and promoting overall auto care represents significant market opportunities. We seek to combine marketing efforts for STP and Armor All wherever appropriate, leveraging the brand equity of both brands to expand audience and reach. Additionally, we are continuing to drive value through efficient innovation in aesthetics, packaging and positioning in new and existing segments.

Distributor / retailer marketing and consumer behavior

        We also reach customers through our distributors, providing print ads, point of sale, promotional materials and digital assets—all with the focus on reaching the DIY audience. Shelving is extremely important in the marketing of the product and in attracting consumers who are already in the store. Premium brands are typically found on the upper shelves, mid-tier brands at eye-level and value brands on the lower shelves. In smaller set sizes, only one brand representation per price tier is feasible; in appearance and fuel additives, Armor All and STP are the leading mid-tier brands, respectively, which insures distinction across a variety of set configurations. We believe this explains our success in gaining extensive distribution outside of the automotive channel with mass, food and drug retailers, while some of our competitors have found that more challenging.

        We are also very active in providing category management for our customers. By sharing our expertise for assortment, merchandising, pricing and shelving, we help the retailers grow their overall appearance and performance chemicals business. In addition to strengthening our overall retailer relationships, providing these services leads to "clean" and well-planned shelving, which favors key brands like Armor All and STP.

Raw materials

        We rely upon a limited base of suppliers for some of the primary components and raw materials for our products. Our primary components and raw materials include resin based packaging, silicone and petroleum based products, which are manufactured from commodities that are subject to market price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, the cost of petroleum based products, plant capacity decisions and natural disasters. We expect these components and raw materials to continue to be readily available in the future. However, should any of our current third party suppliers be unable or unwilling to fulfill its obligations to us, we believe that arrangements for alternative service providers could be made with minimal interruption or cost to our business.

Research and development

        We recognize the importance of innovation and renovation to our long-term success and are focused on and committed to research and new product development activities. Our product development team engages in consumer research, product development, current product improvement and testing activities, and also leverages our development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Seasonality

        We have historically achieved our highest sales levels during the period from March to June. This pattern is largely reflective of our customers' seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our products sell best during warm, dry weather, but perform less strongly if weather is cold and wet.

Manufacturing

        Manufacturing is heavily focused on mixing, filling, and packaging as ingredients are purchased in varied finished states. For Armor All, we manufacture in-house or purchase bottles and fill them with products made primarily from two silicone greases, which are blended with various other ingredients. For STP, we manufacture and purchase bottles and mix the core cleaning additives packages with jet fuel. Aerosols and wipes are co-packed.

        We rely on two manufacturing facilities for our molding, filling, and packaging needs. The Painesville, Ohio facility is a 100,000 square foot facility situated on approximately 6 acres and is the global supplier of Armor All and STP protectants, fuel and oil additives. The Wales, U.K. plant, consisting of a 50,000 square foot production unit and 30,000 square foot warehouse unit, satisfies manufacturing needs in Europe. Our major suppliers are located in the United States and Europe, relatively close to the respective plants. Labels are sourced from six suppliers, bottles from four suppliers, wipes pre-blend from one supplier and silicone, corrugate and jet fuel each come from one primary and one secondary supplier, although alternative sourcing is widely available. We also have relationships with 13 primary co-packers and three secondary co-packers.

Intellectual property

        Most of our brand name consumer products are protected by registered trademarks. As of December 31, 2012, we owned 1,235 trademark registrations and applications, and 61 domain name registrations, around the world, some of which are of material importance to our business. Maintenance of brand equity value is critical to our success. We take steps to maintain and protect our trademarks and pursue apparent infringements of our trademarks wherever we think the infringement could have a material adverse impact on our business. We have 59 patents and patent applications, some of which are material to our business. We are not currently engaged in any material intellectual property litigation, nor is there material intellectual property claims pending either by or against us.

Competition

        The markets for auto care products are highly competitive. Most of our products compete with other widely advertised brands and with "private label" brands, which typically are sold at lower prices. We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies. Some of our competitors are larger and have greater financial resources than we do. Our products generally compete on the basis of product performance, brand recognition, price, value, quality or other benefits to consumers. Newly introduced consumer products (whether improved or newly developed) usually encounter intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising and promotional support and ongoing product improvement to maintain its relative market position.

Government regulation

        For further details regarding the impact of government regulations on us, see Part I. Item 1A Risk Factors—Risks related to our business—Compliance with environmental law and other government regulations could impose material costs and Risk factors—Risks related to our business—Operations outside the United States expose us to uncertain conditions and other risks in international markets.

Environmental matters

        We are subject to various federal, state and local environmental regulations. Compliance with applicable environmental regulations has not been material to our capital expenditures, financial condition, results of operations or competitive position. However, increased focus by United States and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives cause an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions, which could adversely impact our operations or increase our costs in ways which we cannot predict at this time. For more information, see Part I. Item 1A Risk factors—Compliance with environmental law and other government regulations could impose material costs."

Employees

        As of December 31, 2012, we employed approximately 242 employees. None of our employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Item 1A.    Risk Factors

        The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report on Form 10-K. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occurs, our business, financial condition or operating results could be harmed substantially.

Risks related to our business

Our historical financial information may not be representative of our results as a standalone company or indicative of our future financial performance.

        Some financial information included in this Annual Report has been derived from the consolidated financial statements of Clorox, which owned our business prior to November 5, 2010. This financial information relies on assumptions and estimates that relate to the ownership of our business by Clorox and, as a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a standalone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future, because:

  •
  costs reflected in periods prior to the Acquisition may differ from the costs we would have incurred had we operated as a standalone entity during the periods presented;

  •
  we have made certain adjustments and allocations since we did not operate as and were not accounted for as, a single, standalone business for the periods presented; and

  •
  the information does not reflect certain changes that occurred in our operations as a result of our separation from Clorox.

        Accordingly, our historical results of operations may not be indicative of our future operating or financial performance.

        Additionally, we were reliant upon Clorox for some of the financial information used to produce our financial results after the closing of the Acquisition. Clorox provided these services to us as part of a Transition Services Agreement ("TSA") we entered into at the time of the Acquisition. The information they provided included accounts receivable, accounts payable, expense accruals inventory and fixed asset transaction and balances, plus customer invoicing and revenue recognition, cost accounting, depreciation calculations on fixed assets and financial statement transaction processing and reporting on all of our foreign operations except for the United Kingdom, Europe, Middle East and Africa ("EMEA").

Our operating results and net earnings may not meet expectations.

        We cannot be sure that our operating results and cash flows will meet expectations. If our assumptions and estimates are incorrect or do not come to fruition, or if we do not achieve all of our key goals, then our actual performance could vary materially from our expectations. Our operating results and net earnings may be influenced by a number of factors, including the following:

  •
  significant increases in the costs of finished goods, components, raw materials or transportation;

  •
  our ability to control internal costs and generate expected cost savings and efficiencies;

  •
  our ability to efficiently manage our supply chain and manufacturing process and to effectively provide supply assurances to our customers;

  •
  the impact of general economic conditions in the United States and in other countries in which we currently do business;

  •
  consumer and customer reaction to sales price increases;

  •
  changes in product sales pricing by us or our competitors;

  •
  the introduction of new products and line extensions by us or our competitors;

  •
  the impact of a potential product withdrawal, recall or other quality issue;

  •
  our ability to ensure compliance with applicable laws both foreign and domestic and with our policies and procedures;

  •
  the impact of environmental and other regulatory compliance costs;

  •
  the mix of products with varying profitability sold in a given period;

  •
  the effectiveness of our advertising, marketing and promotional programs;

  •
  our ability to execute our strategies and to maintain and enhance profits in the face of a consolidating retail environment;

  •
  our ability to achieve our business plans, including sales volume growth and sales pricing plans, as a result of high levels of competitive activity;

  •
  our ability to maintain key customer relationships;

  •
  the impact of potential emerging technologies on our existing product lines, including any potential future obsolescence;

  •
  our ability to maintain the value and reputation of our brands;

  •
  the ability of major customers and other debtors to meet their obligations as they come due;

  •
  the failure of parties contracting with us to perform their obligations and the loss of or inability to renew contracts of importance to our performance;

  •
  the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

  •
  our ability to attract and retain qualified personnel;

  •
  the ability to maintain the overall quality of new and existing products;

  •
  our ability to penetrate and grow domestic and international markets and distribution channels;

  •
  the impact of interest rate and foreign currency exchange rate fluctuations;

  •
  the impact of commodity hedges and/or commodity fluctuations;

  •
  the impact of foreign import and export restrictions or other trade regulations;

  •
  charges resulting from any restructuring that management may, from time to time, choose to undertake;

  •
  our ability to manage inventory at appropriate levels, including decisions regarding obsolescence;

  •
  our reliance on brokers for the grocery channel, convenience stores, gas stations and auto retailers;

  •
  significant increases in insurance costs, healthcare or other employee benefit costs;

  •
  the impact of any litigation or product liability claims;

  •
  the impact of work stoppage or other interruption in service from our suppliers, service providers, third party operators of facilities, including ports of entry and export;

  •
  fluctuations in federal, state, local and foreign taxes; and

  •
  the impact of third party service providers failing to execute their service.

        In addition, sales volume growth, whether due to acquisitions or internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on operating results and net earnings. To some extent, we plan our expense levels in anticipation of future revenues. If actual revenues fall short of these expectations, operating results and net earnings are likely to be adversely affected.

Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events.

        Our business is moderately seasonal. Our sales in the Northern Hemisphere are typically higher in the first half of the calendar year as our customers purchase stock for the spring and summer seasons when weather is warmer than in the fall and winter months. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year. In addition, weather conditions in North America and Europe can have a significant impact on the timing of sales in the spring selling season and overall annual sales. An abnormally wet and/or cold spring throughout North America or Europe could adversely affect appearance products category sales and, therefore, our financial results.

Our financial results could suffer if we are unable to implement and successfully manage our core strategic initiatives or if our core strategic initiatives do not achieve the intended results.

        Our success is partly dependent upon properly executing, and realizing the anticipated benefits from, our ongoing core strategic initiatives. There is no assurance that we will be able to implement and successfully manage our core strategic initiatives, including our five major strategic initiatives, or that the core strategic initiatives will achieve the intended results. Our five major strategic initiatives include: (i) maximizing the Armor All and STP brands through geographic expansion and market penetration; (ii) becoming the global leader in the Company's product categories within its prioritized platforms; (iii) developing strategic business relationships; (iv) pursuing global innovation efforts; and (v) attracting, developing and retaining essential people. These initiatives are primarily designed to increase our revenue and market share and to make us more efficient in the sales, manufacture, and distribution of our products. If we are unable to implement and successfully manage our core strategic initiatives in accordance with its business plans, our business and financial results could be materially adversely affected. Moreover, we cannot be certain that implementation of our core strategic initiatives will necessarily advance the business or financial results as intended.

Sales growth may be difficult to achieve.

        Our ability to achieve sales growth will depend on our ability to drive growth through innovation, investment in our established brands and enhanced and more effective merchandising and promotional activity. Accelerated growth is partially dependent on our ability to capture market share from competitors and our ability to acquire additional brands. We may be forced to increase prices on one or more of our products in response to increased costs for components and raw materials. Product price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases. If we are unable to increase market share in existing product lines, secure additional shelf share, develop product improvements, undertake sales, advertising and trade promotions to grow our product categories, develop, acquire or successfully launch new products, provide attractive trade terms or successfully penetrate new and developing markets, we may not achieve our sales growth objectives.

We face intense competition in our business, which could lead to reduced profitability if we cannot compete effectively.

        We face intense competition from automotive aftermarket product companies both in the United States and in international markets for the limited space available for the display of these products to the consumer. Most of our products compete with other widely-promoted and advertised brands within each of our product categories. We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or domestic companies.

        Our products generally compete on the basis of product performance, brand recognition, price, value, quality or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or newly developed, usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product enhancements to maintain its relative competitive position.

        Some of our competitors are larger and have greater financial resources than we do. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly, offer customers more attractive trade terms and respond more effectively to changing business and economic conditions than we can. We also compete against premium and niche competitors. In addition, our competitors have attempted in the past, and may attempt in the future, to gain market share by offering products at prices at or below those typically offered by us. Competitive activity may require us to increase spending on advertising and promotions or reduce prices and could lead to reduced profits or a loss of market share, either of which could adversely affect our results of operations. We may not be able to compete successfully against current and future competitors and competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our net sales and net earnings is derived from a few key customers. The loss of any one or more of these customers could cause a material decline in our operating results.

        A limited number of customers account for a large percentage of our net sales. We had one customer (Wal-Mart) who represented more than 10% of total net sales, specifically 22% and 20% in the years ended December 31, 2012 and 2011, respectively. Further, net sales to our seven largest customers represented approximately 60% and 65% of U.S. net sales for the years ended December 31, 2012 and 2011, respectively. Additionally, each of our individual brands may also be subjected to customer sales concentration. The loss of, or reduction in, orders from any of our most significant customers could have a material adverse effect on our brands, business, financial condition and results of operations. In addition, continued consolidation within the retail industry has resulted in an increasingly concentrated retail base. To the extent such consolidation continues to occur, our net sales and profitability may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers.

        Large customers also seek price reductions, added support or promotional concessions, which may negatively impact our ability to maintain existing profit margins. We expect that a significant portion of our net sales will continue to be derived from a small number of customers. As a result, changes in the strategies of our largest customers, including a reduction in merchandising support for our products, a reduction in the number of brands they carry or a shift of shelf space to "private label" or competitors' products, may harm our sales. Reduced support from our customers has a negative effect on our profitability and may reduce our ability to bring new innovative products to consumers.

        In addition, our business is based primarily upon individual sales orders, and we typically do not enter into long-term contracts with our customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from us at any time and for any reason. We are also subject to changes in customer purchasing patterns. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results. If we do not effectively respond to the demands of our customers, they could decrease their purchases from us or cease doing business with us, causing harm to our business, financial condition and results of operations.

Changes in marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets.

        We distribute our products throughout the world in one of two ways: (1) through direct distribution, in which products are sold directly by us to wholesalers and retailers, for example, in the United States, Canada, Mexico, Australia and the United Kingdom; and (2) through marketing distribution, in which products are sold to exclusive marketing distributors who in turn sell to wholesalers and retailers. The marketing distribution model is generally used in countries where we do not have direct company owned operations. Instead, we partner with local companies who perform the sales, marketing and distribution functions. We invest time and resources in these relationships. Should key personnel change and/or the relationship change or terminate, we could be at risk until such time as a suitable replacement can be found and our key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets and that such disruption could have an adverse material effect on our business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing relationships, which could also have an adverse material effect on our business, financial condition and results of operations.

Customer support of our marketing and advertising programs and new product launches is critical for our success.

        The support of our customers is critical for the success of our marketing and trade promotion programs and any new strategic initiatives we seek to undertake, and the successful execution of these initiatives, will depend on our ability to maintain alignment with and support from our customers. We depend on our customers for merchandising and checkout support, and our customers set the prices for end consumers. If our efforts to build alignment with our customers are unsuccessful, it may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. The failure of our customers to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition. Additionally, the success of any new product introductions will be dependent upon our ability to secure distribution from our retail partners.

Providing price concessions or trade terms that are acceptable to our customers, or the failure to do so, could adversely affect our sales and profitability.

        Consumer products, particularly those that are value-priced like many of our products, are subject to significant price competition. As a result, we may need to reduce the prices for some of our products, or increase prices by an amount that does not cover manufacturing cost increases, to respond to competitive and customer pressures and to maintain market share. Any reduction in prices, or inability to raise prices sufficiently to cover manufacturing cost increases, in response to these pressures would harm profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

        Because of the competitive environment facing many of our customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. To the extent we provide concessions or better trade terms, our margins are reduced. Further, if we are unable to maintain terms that are acceptable to our trade customers, these trade customers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our sales and profitability.

We may not successfully develop and introduce new products and line extensions.

        Our future performance and growth depend, in part, on our ability to successfully develop and introduce new products and line extensions. We may not be able to successfully achieve those goals. We compete in product categories where there are frequent introductions of new products and line extensions. The ability to understand consumer preferences and identify technological trends is critical to maintaining and improving the competitiveness of our product offerings. Our success depends on our ability to identify, originate and define automotive consumer product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner and engender retailer support for new product introductions. Our automotive consumer products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing automotive aftermarket products or meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products.

        The development and introduction of new products, as well as the improvement of current products and product lines, require substantial and effective research, development and marketing expenditures, which we may be unable to recoup if the new or renovated products and line extensions do not gain widespread market acceptance. There are inherent risks associated with new product development and new product launches, including:

  •
  product development or launch delays, which could result in us not being first to market;

  •
  the failure of new products and line extensions to achieve anticipated levels of market acceptance;

  •
  the cost of failed product introductions;

  •
  the availability of alternative products from our competitors;

  •
  the price of our products in relation to those of our competitors; and

  •
  timing of market entry.

        As we continue to focus on innovation, our business, financial condition or results of operations could be adversely affected in the event that we are not able to effectively develop and introduce new or renovated products and line extensions.

Our dependence upon third parties for the manufacture and supply of a substantial portion of our products could prevent us from delivering our products to our customers in the required quantities or within the required timeframe, which could result in order cancellations and decreased net sales.

        We rely on a limited number of suppliers, including single source suppliers for certain of our raw materials, packaging, product components and other necessary supplies. Because we do not control the actual production of many of the products we sell, we may be subject to delays caused by interruptions in production based on conditions outside of our control. If we are unable to maintain supplier arrangements and relations or if we are unable to contract with suppliers at the quantity and quality levels needed for our business, find alternative suppliers or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Volatility and cost increases in raw materials, energy, shipping and transportation and other necessary supplies or services could harm our financial condition and results of operations.

        Volatility and increases in the cost of raw materials, and increases in the cost of transportation and other necessary supplies or services may harm the Company's financial condition and results of operations. The raw materials for the products that we produce include silicon, jet fuel, base oil and other chemicals. Our packaging includes resin products, which is sensitive to change in fuel costs, and corrugated materials. Petroleum based products, which constitute a significant portion of the costs for many of the Company's products, have experienced significant price volatility in the past, and may continue to do so in the future. Fluctuations in oil and diesel fuel prices have also impacted the Company's cost of transporting its products. As raw material costs are the principle component of cost of goods sold for all of the Company's products, any significant fluctuation in the costs of raw materials could have a material impact on the gross margins realized on our products. Specifically, the costs of petroleum based materials, which are included in many of our products, are exposed to fluctuations resulting from the increase in the cost of petroleum and there has been significant volatility in such costs in recent years. In the event there is significant volatility in the Company's cost of goods or increases in raw material and/or the costs of transportation and other necessary supplies or services, the Company may not be able to maintain its gross margins if it chooses not to raise its product sales prices. Should we choose to increase product sales prices to offset cost increases, such increases may adversely affect demand and unit sales. Sustained increases in the cost of raw materials, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on the Company's financial condition and results of operations.

We are exposed to commodity fluctuation risk and may not be able to adequately hedge our exposure, if at all.

        The raw materials for the products that we produce include silicone, jet fuel, base oil and other chemicals. Our packaging includes resin products, which is sensitive to change in fuel costs, and corrugated materials. Our profitability is sensitive to changes in the costs of these commodities caused by changes in supply or other market conditions, over which we have little or no control. Increases in the cost of energy, transportation and other necessary supplies or services, including the cost of diesel or jet fuel, may also harm our profits and operating results. When there are price increases for silicone, jet fuel, base oil or any of the principal raw materials or other supplies or services we use, we may not be able to pass on these increases, in whole or in part, to our customers, or we may be delayed in our ability to do so, or we may be unable to achieve cost savings to offset such price increases. In addition, if we increase the prices of our products in response to increases in the cost of commodities, and the commodity costs decline, we may not be able to sustain our price increases over time. Also, competitors may not adjust their prices, which could lead to sales declines and loss of market share. Sustained price increases may lead to declines in volume, and while we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases.

Reliance on a limited base of third party contract manufacturers, logistics, procurement and information systems service providers may result in disruption to our business.

        We rely on a limited number of third party contract manufacturers for the production of our finished goods and third party logistics providers for the distribution of our products to customers. We also rely on a third party procurement service provider and information systems service providers. We do not have direct control over the management or business of these third party contract manufacturers, logistics, procurement and information systems service providers, except indirectly through terms as negotiated in contracts with such third parties. Should the terms of doing business with our primary contract manufacturers, logistics, procurement and information systems service providers change, our business may be disrupted, which could have an adverse effect on our business, financial condition and results of operations. The general availability of contract manufacturing allows new entrants easy access to the consumer product markets in which we compete.

Our facilities and those of our suppliers, service providers and common use facilities operators such as ports are subject to disruption by events beyond our control.

        Operations at our facilities and the facilities of our suppliers, service providers and common use facilities operators such as ports are subject to disruption for a variety of reasons, including work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations.

We may not be able to hire or retain the number of qualified personnel required for our business, which would harm the development and sales of our products and limit our ability to grow.

        If we are unable to retain existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our growth may be limited and it could have a material adverse effect on our business.

If we lose the services of our key personnel, our business could be adversely affected.

        Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Members of our executive leadership and senior management team play a significant role in generating new business and retaining existing customers. Our inability to retain our existing executive leadership and senior management team or attract and retain additional qualified personnel could have a materially adverse effect on our business.

We may be adversely affected by the current economic environment or future volatility in global economies.

        Our performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Of late, consumer spending has deteriorated significantly and could remain depressed for an extended period of time. Reduced consumer discretionary spending due to economic uncertainty or unfavorable economic conditions may lead to reduced sales volumes or cause a shift in our product mix from higher margin to lower margin products. Some of the factors that could influence the deterioration of consumer confidence and consumer spending include financial market volatility, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment, all of which are beyond our control. The current global economic environment has weakened consumer confidence and impacted the consumer's ability and desire to spend discretionary dollars. Consumer purchases of discretionary items generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and a prolonged reduction in consumer spending levels may negatively impact our financial condition and results of operations. We cannot anticipate all the ways in which the current economic climate or future volatility in global economies could adversely impact our business.

Global economic conditions may negatively impact the Company's financial condition and results of operations.

        A general weakening or decline in the global economy or a reduction in business or consumer spending or confidence could delay or significantly decrease purchases of the Company's products by our customers, including mass retail and home center stores, automotive supply outlets, warehouse club stores, and distributors. Consumer purchases of discretionary items, which could include the Company's automotive appearance and performance chemicals, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company's financial condition and results of operations. In addition, during unfavorable or uncertain economic times, consumers may increase purchases of lower-priced or non-branded products and our competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company's financial condition and results of operations.

        Our sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand or other changes which may affect the principal markets in which the Company conducts its business. If economic or market conditions in the United States or other key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations. The global economy experienced a recession beginning in calendar year 2008 and the pace of recovery from that recession has been slow. In recent years, the banking system and financial markets have experienced disruptions, including among other things, bank failures and consolidations, diminished liquidity and credit availability and rating downgrades. In addition, the current political and economic environment has resulted in continued economic unpredictability, particularly in Europe where there are concerns regarding the increased sovereign debt levels in several countries and the inability of some of those countries to meet future financial obligations, and the associated overall volatility of the Euro currency. Although these factors are outside of the Company's control, they directly affect its business. The slow pace of economic recovery or any new economic downturn or recession could cause the Company's customers to delay or significantly decrease their purchases, which could reduce the Company's future sales and negatively impact its results of operations and cash flows.

        Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our customers, retailers, and distributors, and third party contract manufacturers and suppliers. These conditions could impair the ability of our customers to pay for products they have purchased from the Company. As a result, allowances for doubtful accounts and write-offs of accounts receivable from the Company's customers may increase. In addition, the Company's third party contract manufacturers and its suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us with finished goods and the raw materials, and packaging required for the Company's products.

Operations outside the United States expose us to uncertain conditions and other risks in international markets.

        Our net sales outside the United States were approximately 32% of net sales in the years ended December 31, 2012 and 2011, and our strategy includes expanding our international business. We face, and will continue to face, substantial risks associated with having international operations, including:

  •
  economic or political instability in our international markets;

  •
  difficulty in obtaining non-local currency (e.g., British Pounds or Euros) to pay for the raw materials needed to manufacture our products and contract manufactured products;

  •
  restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations;

  •
  exposure to local economic conditions;

  •
  transportation and supply chain disruptions and increased expenses as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less-developed infrastructure;

  •
  differences in regulatory requirements;

  •
  unexpected unfavorable legislative or regulatory developments and differing government policies;

  •
  the imposition of tariffs or trade restrictions or other governmental actions; and

  •
  many of our international sales are generated through distributors and brokerage relationships that we do not directly control;

        These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations.

        Part of our business strategy is the expansion of our brands internationally. Our ability to identify, originate and define auto care products trends, as well as gauge and react to changing consumer demands, may be more difficult in foreign markets. We may not be able to develop appealing automotive consumer products for international markets or meet changing consumer demands in those markets.

        In addition, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, import and export laws, potentially higher incidence of fraud or corruption and greater difficulty in maintaining effective internal controls, credit risk of local customers and distributors and potentially adverse tax consequences, including those related to transfer pricing regulations. We could become subject to inquiries or investigations by government and other regulatory bodies. Any determination that our operations or activities are not in compliance with United States laws, including the Foreign Corrupt Practices Act, or various international laws and regulations could expose us to significant fines, penalties or other sanctions that may harm our business and reputation.

Because we operate and sell our products in foreign countries, changes in currency exchange rates could adversely affect our operations and financial results.

        With the exception of Puerto Rico and the United Kingdom, the functional currency of our foreign operations is the applicable local currency. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the value of the U.S. dollar rises relative to the value of local currencies in the countries in which we have operations, the net sales reported on our financial statements for those countries will decrease. We do not use instruments to hedge foreign currency risks and as such, we are not protected against foreign currency fluctuations. Accordingly, we could be adversely affected by changes in currency exchange rates. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results or our overall financial conditions, but they could materially and adversely affect our results of operations and financial condition. Additionally, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

Harm to our reputation or the reputation of one or more of our leading brands could have an adverse effect on our business.

        We believe that maintaining and developing our brand names, including Armor All and STP are critical to our success and that the importance of brand recognition increases as competitors offer products similar to our products. Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of our business. We devote significant time and incur substantial marketing and promotional expenditures to create and maintain brand loyalty as well as increase brand awareness of our products. As a company, we also focus on ethics and compliance, sustainability, and product safety and quality initiatives, among others to protect our reputation and brand image. Despite these efforts, adverse publicity about us, including product safety or quality or similar concerns, whether real or perceived, could harm our image and result in an adverse effect on our business, as well as require resources to rebuild our reputation. Prior to the Acquisition investing in and promoting of our brands was significantly reduced by the Predecessor as they had ceased promoting motor sports to the same levels they had done in the past, which resulted in a loss of market share and lower brand awareness. If our brand-building strategy is unsuccessful, expenses for rebuilding our brands may never be recovered, and we may be unable to increase our future revenues or implement our business strategy.

Acquisitions, new venture investments and divestitures may not be successful.

        As part of our strategy, we may seek to increase growth through acquisitions and any such acquisition may be significant. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involving numerous risks, including the ability to:

  •
  successfully integrate acquired companies, products, systems or personnel into our existing business, especially with respect to businesses or operations that are outside of the United States;

  •
  minimize any potential interruption to our ongoing business;

  •
  successfully enter categories and markets in which we may have limited or no prior experience;

  •
  achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;

  •
  retain key relationships with employees, customers, partners and suppliers of acquired companies; and

  •
  maintain uniform standards, controls, procedures and policies throughout acquired companies.

        Companies, businesses or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Future acquisitions could also result in the incurrence of indebtedness, the assumption of contingent liabilities, material expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition. Future acquisitions of foreign companies would increase our exposure to foreign exchange risks. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record write downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our operating results.

        We are currently reviewing the landscape of potential opportunities and pursuing potential acquisitions. There can be no assurance that such efforts will result in a proposed transaction or in a definitive agreement for such a transaction being entered into. As part of our evolving acquisition criteria and as opportunities presented by various potential transactions appear, we may finance a potential transaction with debt, equity or a combination thereof, although any potential transaction and related financing should be accretive across our capital structure.

        We may also decide to divest certain assets, businesses or brands that do not meet our strategic objectives or growth targets. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as the result of a divesture.

        Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters that are core or critical to the business.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

        We have a significant amount of indebtedness. As of December 31, 2012, we have aggregate gross amount of indebtedness of approximately $569.0 million, exclusive of issuance discounts. Our debt includes a senior secured credit facility ("the Credit Facilities"), consisting of a $300.0 million term loan (the "Term Loan Facility"), of which we have $294.0 million outstanding, notwithstanding $6.6 million remaining unamortized original issue discount, and our undrawn $50.0 million revolving credit facility (the "Revolving Credit Facility"). Our debt also includes $275.0 million in aggregate principle amount of 9.25% Senior Notes due 2018 (the "Senior Notes"), notwithstanding $8.5 million remaining unamortized original issue discount.

        Our substantial indebtedness could have important consequences, including:

  •
  making it more difficult for us to satisfy our obligations with respect to the instruments governing our indebtedness;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

  •
  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

  •
  exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Term Loan Facility and Revolving Credit Facility, are at variable rates of interest;

  •
  limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

  •
  placing us at a disadvantage compared to other, less leveraged competitors; and

  •
  increasing our cost of borrowing.

        In addition, the indenture that governs the Senior Notes and the credit agreement governing the Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

The terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.

        The credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:

  •
  incur additional indebtedness and guarantee indebtedness;

  •
  pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

  •
  prepay, redeem or repurchase certain indebtedness;

  •
  make loans and investments;

  •
  sell or otherwise dispose of assets;

  •
  incur liens;

  •
  enter into transactions with affiliates;

  •
  alter the businesses we conduct;

  •
  enter into agreements restricting our subsidiaries' ability to pay dividends; and

  •
  consolidate, merge or sell all or substantially all of our assets.

        In addition, the restrictive covenants in the credit agreement governing the Revolving Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests in order to utilize the Revolving Credit Facility. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet them.

        These restrictive covenants could adversely affect our ability to:

  •
  finance our operations;

  •
  make needed capital expenditures;

  •
  make strategic acquisitions or investments or enter into joint ventures;

  •
  withstand a future downturn in our business, the industry or the economy in general;

  •
  engage in business activities, including future opportunities, that may be in our best interest; and

  •
  plan for or react to market conditions or otherwise execute our business strategies.

        These restrictions may affect our ability to grow in accordance with our plans.

        A breach of the covenants under the indenture that governs the Senior Notes or under the credit agreement governing the Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross acceleration or cross default provision applies. In addition, an event of default under the credit agreement governing the Revolving Credit Facility would permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

        Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets in which we participate. We may need to raise additional funds to support expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of indebtedness would result in increased expenses and could include covenants that would further restrict our operations. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness. This could further exacerbate the risks to our financial condition.

        We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Senior Notes and the credit agreement governing the Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, our Revolving Credit Facility provides us commitments of up to $50.0 million in the aggregate, none of which is drawn as of December 31, 2012. Our Revolving Credit Facility could increase by $75.0 million, subject to certain conditions. We can also incur additional secured indebtedness if certain specified conditions are met under the credit agreement governing the Credit Facilities. All of those borrowings would be secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we and the subsidiary guarantors now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or refinance our debt obligations, depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to take any such alternative actions on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

        In addition, we conduct a substantial portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture that governs the Senior Notes and the agreements governing certain of our other existing indebtedness limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

        Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.

        If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Credit Facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events could result in your losing your entire investment in the Senior Notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn, each quarter point change in LIBOR interest rates above 1.75% would result in a $0.9 million change in annual interest expense on our indebtedness under the Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, or may create additional risks.

Goodwill, intangible and other long lived assets are subject to impairment risk.

        We contemplate changing facts and circumstances that might reveal potential impairment of our long lived assets on an ongoing basis and as part of our financial and operational review of the Company. Further, we specifically assess the potential impairment of our existing goodwill and indefinite lived intangible assets during the fourth fiscal quarter of each fiscal year. In addition to assessing finite lived tangible and intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable, we consider and assess our remaining useful life assumptions for those long lived assets and may adjust our assumptions as may be appropriate. Indicators such as changes in the business, legal or regulatory environment, degradation of current period or projected cash flows, underperformance relative to historical or projected future operating results, changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

        During the fourth quarter of 2012, we determined the fair value of our reporting units in the first step of the goodwill impairment test as described in Item 8. Note 1 to the financial statements. We determined that fair value of our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit were substantially lower than the carrying value for those reporting units. After having completed the second step of the goodwill impairment test as described in Item 8. Note 1 to the financial statements, the Company recorded a $24,117,000 goodwill impairment charge.

        We may be required to record further significant charges in our consolidated financial statements during the period in which any further impairment of our goodwill, intangible or other long lived assets is identified and this would negatively impact the Company's financial condition and results of operations.

Failure to protect our intellectual property rights could impact our competitiveness, allow our competitors to develop and market products with features similar to our products and demand for our products could decline.

        Our commercial success depends in part on our intellectual property rights and we rely upon the trademark, trade secret, patent and copyright laws of the United States and other countries to protect our brands, products, technologies and formulations and packaging. Our intellectual property rights may not be maximized or may not be successfully asserted against others. Further, we may not be able to obtain and perfect our intellectual property rights or, where appropriate, license the intellectual property necessary to support new product introductions. These rights, if obtained, may later be invalidated, circumvented or challenged, and we could incur significant costs in connection with legal actions to assert our intellectual property rights, or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold may not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe on our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish their value and harm our business. We will only be able to protect our intellectual property from unauthorized use by third parties to the extent that valid and enforceable patents, trademarks or copyrights cover them, and we may not be able to preempt third parties from infringing our intellectual property rights. The failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have a material adverse effect on our business, financial condition and results of operations.

If we are found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, our competitiveness could be adversely impacted.

        We cannot be certain that the conduct of our business does not and will not infringe the intellectual property rights of others. If we are found liable for infringement, we could be required to cease use of a trademark, trade secret, copyrighted work or patented invention in our business, pay damages, pay legal defense fees, enter into licensing agreements, if available on acceptable terms or at all and to cease making or selling certain products. Moreover, we may need to redesign some of our products to avoid future infringement liability. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

In the ordinary course of business, we may be subject to product liability claims and lawsuits, including potential class actions, alleging that our products have resulted in or could result in unsafe condition or injury.

        We may be required to pay for losses or injuries purportedly caused by our products. Claims could be based on allegations that, among other things, our products contain contaminants or provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances, or damage property. Product liability claims could result in negative publicity that could harm our sales, reputation, value of our brands and operating results. In addition, if one of our products is found to be defective, we could be required to recall it, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or certain product liability claims may be excluded under the terms of the policy (e.g. breach of contract, product recall, asbestos, lead, bacteria, fungi, benzene, and silica). Any product liability claim brought against us, with or without merit, could be costly to defend and could result in an increase of our insurance premiums. Our other business activities may also expose us to litigation risks, including risks that may not be covered by insurance. If successful claims are asserted by third parties against us for uninsured liabilities or liabilities in excess of applicable insured limits of coverage, our business, financial condition and results of operations may be adversely affected.

        Additionally, our products may be associated with competitor products or other products in the same category, which may be alleged to have caused harm to consumers. As a result of this association, we may be named in unwarranted legal actions. The potential costs of defense may materially affect our business, financial condition and results of operations in future periods.

We operate under an FTC consent order, which requires certain compliance policies and procedures. Should we violate our requirements thereunder, we may face significant fines and penalties.

        In 1978, a Predecessor company entered into a consent order with the Federal Trade Commission ("FTC") settling charges that it had engaged in deceptive advertising. The order essentially prohibits certain representations about STP products and requires compliance with the law on truthful advertising. In 1995, the Predecessor company settled charges that it had violated that order. Clorox maintained certain compliance practices to ensure compliance with the order which have been continued since the Acquisition. Since the 1995 complaint, the FTC has not raised any issues about our advertising practices. We are still subject to the consent order. While we believe it is unlikely that this order will result in significant future liability, we could become subject to significant fines and penalties should we be found to be in violation of the consent order.

Compliance with environmental law and other government regulations could impose material costs.

        We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. We cannot assure you that we have been or will be in compliance with environmental and health and safety laws at all times. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources. We believe that our expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on our business, financial condition or results of operations. However, the environmental laws under which we operate are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, we may be required to make additional expenditures to remain in, or to achieve, compliance with environmental laws in the future and such additional expenditures may have a material adverse effect on our business, financial condition or results of operations.

        Some of our products have chemical compositions that are controlled by various state, federal and international laws and regulations. We are required to comply with these laws and regulations and we seek to anticipate regulatory developments that could impact our ability to continue to produce and market our products. We invest in research and development to maintain product formulations that comply with such laws and regulations. We may be required to alter the chemical composition of one or more of our products in a way that will have an adverse effect upon the product's efficacy or marketability. A delay or other inability on our part to complete product research and development in response to any such regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

        Generally, the manufacturing, packaging, storage, distribution and labeling of our products and our business operations all must comply with extensive federal, state and foreign laws and regulations. It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact raw material, component or finished goods supplies or costs.

Litigation may adversely affect our business, financial condition and results of operations.

        Our business is subject to the risk of litigation by employees, customers, consumers, suppliers, stakeholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend current and future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable. Conversely, we may be required to initiate litigation against others to protect the value of our intellectual property and the goodwill associated therewith or enforce an agreement or contract that has been breached. These matters are extremely time consuming and expensive, but absolutely necessary to maintain enterprise value, protect our assets and realize the benefits of the agreements and contracts that we have negotiated and safeguard our future. As a result, litigation may adversely affect our business, financial condition and results of operations.

Changes in tax laws could adversely affect the taxes we pay and our profitability.

        We are subject to income and other taxes in the United States and certain foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; regulations relating to transfer pricing; changes in the valuation of deferred tax assets and liabilities; changes in tax laws; the outcome of income tax audits in jurisdictions around the world; and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact the Company's earnings and cash flow.

        Significant judgment is required in determining the Company's effective tax rate and in evaluating our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Company's effective tax rate and our financial results. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.

Changes in our effective tax rate may adversely affect our earnings and cash flow.

        The Company's future effective tax rate could be affected by changes in tax laws and regulations or their interpretation, changes in the mix of earnings in countries with differing statutory tax rates, or changes in the valuation of deferred tax assets and liabilities. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. If the actual amount of our future taxable income is less than the amount we are currently projecting with respect to specific tax jurisdictions, or if there is a change in the time period within which the deferred tax asset becomes deductible, we could be required to record a valuation allowance against our deferred tax assets. The recording of a valuation allowance would result in an increase in our effective tax rate, and would have an adverse effect on our operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, which would have either a favorable or unfavorable impact on our effective tax rate.

A failure of a key information technology system could adversely impact our ability to conduct business.

        We rely extensively on information technology systems, some of which are managed by third party service providers, in order to conduct business. These systems may include, but are not limited to, programs and processes relating to communicating internally and externally with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements and other processes involved in managing the business. We have implemented core hardware, software and operating systems, including initiating an international enterprise resource planning system ("ERP"), and continue to implement ancillary software and enhancements in order to support our existing operations and future growth. If our technology systems and processes do not adequately support the future growth of our business or we suffer from an ineffective administration of these systems and system changes, our business may be adversely impacted. Although we will have network security measures in place, the systems may be vulnerable to computer viruses, security breaches, and other similar disruptions from unauthorized users. While we have business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in the ability to manage or conduct business, which may adversely impact our business.

Our continued growth and expansion and increasing reliance on third party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States ("GAAP"). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets will place significant additional pressure on our system of internal control over financial reporting. Moreover, we engage the services of third parties to assist with business operations and financial reporting processes, which inserts additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and on a timely basis or to detect and prevent fraud.

Identification of a material weakness in internal controls over financial reporting may adversely affect our financial results.

        We will be increasingly subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder and we will begin to report on our internal control over financial reporting as of December 31, 2013. The provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or "Sarbanes-Oxley," and the regulations promulgated thereunder provide for the identification and reporting of material weaknesses in our system of internal controls over financial reporting. If such a material weakness is identified, it could indicate a lack of controls adequate to generate accurate financial statements. We assess our internal controls over financial reporting, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance.

We may incur increased ongoing costs as a result of being obligated to file reports with the SEC and our management will be required to devote substantial time to new compliance initiatives when we are effectively registered.

        We incur or will have to incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requirements under Sarbanes-Oxley and other SEC rules and regulations. We expect these rules and regulations to increase substantially our legal and financial compliance costs and to make some activities more time-consuming and costly.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses and this could negatively impact the Company's business, financial condition and results of operations.

        Changing laws, regulations and standards relating to accounting and financial reporting, corporate governance and public disclosure, including new SEC regulations such as those required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, new accounting requirements, including any that result from the joint convergence projects of the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board, and the potential future requirement to transition to international financial reporting standards may create uncertainty and additional burdens and complexities for the Company. To establish and maintain high standards of accounting and financial reporting, corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all such evolving standards and requirements. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities, either of which could negatively impact the Company's business, financial condition and results of operations.

The estimates and assumptions on which our financial statements are based may prove to be inaccurate, which may adversely affect the Company's financial condition and results of operations.

        The Company's financial statements are dependent on certain estimates and assumptions related to, among other things, consumer and trade promotion accruals, future product volume and pricing estimates, future cost trends, credit worthiness of customers, allowance for excess and obsolete inventory, share based compensation costs, valuation of acquired intangible assets, useful lives for depreciation and amortization of long lived assets, future cash flows associated with impairment testing for goodwill and indefinite-lived intangible assets, uncertain income tax positions, contingencies and allowance for doubtful accounts. While our estimates and assumptions are based on historical experience and on various other considerations that we believe to be reasonable under the circumstances and at the time they are made, the Company's actual results may differ materially from its estimates which may adversely affect the Company's financial condition and results of operations.

We can be adversely affected by the implementation of new, or changes in GAAP.

        Our financial reporting complies with GAAP which is subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our financial condition and results from operations could be adversely affected.

As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

        As an "emerging growth company" under the Jumpstart Our Business Startups Act ("JOBS Act"), we are permitted to and do, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated issuer" as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

  •
  have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley;

  •
  comply with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis);

  •
  submit certain executive compensation matters to shareholders advisory votes pursuant to the "say on frequency" and "say on pay" provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

  •
  include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

        We may choose to take advantage of some but not all of these reduced burdens and if we do, the information that we provide you in our public filings may be different than that of other public companies in which you hold securities. Although we do rely on certain exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company.

        In addition, as an "emerging growth company," we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period is irrevocable.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Properties

        Our headquarters is located in Danbury, Connecticut where we currently lease approximately 18,819 square feet. This lease expires in September 2019. Our owned facilities consist of approximately 104,000 square feet of manufacturing, office, warehouse and mixed use space in Painesville, Ohio. Further, we lease our research and development facility in Pleasanton, California, manufacturing, office, warehouse and mixed use space in the United Kingdom and office space in Australia, China and Mexico. We believe our facilities, which are adequate for our current needs, are in good operating condition.

        The following table summarizes information regarding our significant leased and owned properties including properties leased from Clorox as of December 31, 2012:

Location	Square Footage	Owned / Leased
United States
Danbury, Connecticut	18,819	Leased
Pleasanton, California	10,000	Leased
Painesville, Ohio	104,000	Owned
United Kingdom
Ebbw Vale, Gwent, Wales	78,000	Leased
Brentford, Middlesex, England	3,320	Leased
Australia
Sydney, New South Wales	5,200	Leased
China
Shanghai, Shanghai Province	1,500	Leased
Mexico
Cuautitlan Izcalli	700	Leased

Item 3.    Legal Proceedings

Legal Proceedings

        We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year. As of December 31, 2012, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        As of March 15, 2013, Armored AutoGroup Parent Inc. ("Parent") indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Armored AutoGroup Intermediate Inc. There is no established public trading market for our common stock, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock.

Holders

        Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and ACP Viking Co-Invest LLC (together, the "Avista Entities") collectively own approximately 99.3% of Parent's issued and outstanding capital stock. In addition to the Avista Entities, there were approximately 12 other holders of record of Parent's common stock as of March 15, 2013.

Dividends

        We have never declared or paid cash distributions on our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business and therefore do not anticipate paying any cash distributions.

        Restrictions imposed by our debt instruments, including the Credit Facilities, significantly restrict us from making dividends or distributions. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Issuer Sales of Equity Securities

        During 2012, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plan or programs.

Issuer Purchases of Equity Securities

        No purchases of equity securities were made during the fourth quarter and there were no shares that may yet be purchased under any repurchase plans or programs.

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the periods and at the dates indicated. All periods prior to November 5, 2010 are referred to as the Predecessor period and all periods including and after November 5, 2010 are referred to as the Successor period. Concurrent with the Acquisition, on November 5, 2010, our board of directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on June 30 to a fiscal year comprised of the twelve consecutive fiscal months ending on December 31 of each year. This change in fiscal year commenced with the transition period beginning on July 1, 2010 and ending on December 31, 2010.

        On November 5, 2010, Avista and its affiliates acquired, through the Company, Global AutoCare from Clorox. Global AutoCare, excluding the Prestone and YPF licensed brands, was a business product line of Clorox that operated through various Clorox wholly-owned or controlled legal entities throughout the world. Global AutoCare was not operated by Clorox as a standalone business or as a distinguishable reporting unit, but rather were components of various other individual businesses within the Clorox management reporting structure. In addition, Global AutoCare was not segregated in separate legal entities, the primary method by which Clorox maintained its accounting records. Rather, the revenues, expenses and assets related to Global AutoCare were derived from various data fields that utilized business assignments within the Clorox accounting records.

        The combined financial statements of the Predecessor may not be indicative of our future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Predecessor operated as an independent company during the periods presented. Further, we applied purchase accounting and began a new basis of accounting starting in the period from November 5, 2010 to December 31, 2010 and continuing through the years ended December 31, 2011 and 2012 ("Successor periods"). As a result of purchase accounting, the Predecessor periods and Successor period financial statements are not directly comparable.

        Moreover, our historical results are not necessarily indicative of results to be expected for any future period. The following selected financial data presented below has been derived from financial statements that have been prepared in accordance with GAAP and should be read with our audited financial statements, including the accompanying notes to the financial statements, and with "Risk

Factors," "Capitalization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	CONSOLIDATED			COMBINED
			Period from November 5, 2010 to December 31, 2010
	Year ended December 31,			Period from July 1, 2010 to November 4, 2010
					Year ended June 30,

	2012(1)	2011			2010	2009	2008
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of operations data (in thousands):
Net sales	$306,468	$281,317	$35,014	$94,341	$299,537	$292,391	$318,983
Cost of products sold	167,570	153,114	20,583	50,201	147,672	156,657	163,019
Cost of products sold—acquisition related	—	4,439	7,229	—	—	—	—

Gross profit	138,898	123,764	7,202	44,140	151,865	135,734	155,964
Operating expenses:
Selling and administrative expenses	48,306	40,240	5,422	10,916	34,028	31,040	31,925
Advertising costs	31,072	24,699	2,240	7,582	23,994	25,163	25,922
Research and development costs	2,211	2,307	609	1,063	3,289	3,591	3,999
Amortization of acquired intangible assets	36,701	36,701	5,709	1	3	2	3
Goodwill Impairment(1)	24,117	—	—	—	—	—	—
Acquisition related charges	—	1,020	16,026	—	—	—	—
Restructuring costs (benefits)	—	—	—	(146)	11	994	1,200

Total operating expenses	142,407	104,967	30,006	19,416	61,325	60,790	63,049

Operating (loss) profit	(3,509)	18,797	(22,804)	24,724	90,540	74,944	92,915
Non-operating expenses:
Interest expense	48,887	48,090	7,350	—	—	—	—
Other expense (income)	445	80	212	(128)	238	758	(696)

(Loss) earnings before income taxes	(52,841)	(29,373)	(30,366)	24,852	90,302	74,186	93,611
(Benefit) provision for income taxes	(7,040)	(11,705)	(8,250)	8,728	34,277	26,626	34,959

Net (loss) earnings	$(45,801)	$(17,668)	$(22,116)	$16,124	$56,025	$47,560	$58,652

Cash flow data (in thousands):
Net cash provided by (used in) operating activities	$10,244	$(9,790)	$(16,594)	$(5,295)	$36,539	$54,423	$62,529
Net cash used in investing activities	(7,698)	(13,011)	(756,155)	(1,463)	(2,312)	(2,407)	(2,105)
Net cash (used in) provided by financing activities	(3,350)	(2,875)	804,466	6,758	(34,227)	(52,016)	(60,424)
Capital expenditures	(7,698)	(13,011)	(1,539)	(1,463)	(2,312)	(1,443)	(2,164)

	CONSOLIDATED			COMBINED

	Consolidated Balance at December 31,
					Balance at June 30,
				Balance at November 4, 2010
	2012	2011	2010		2010	2009	2008
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance sheet data (in thousands):
Cash	$4,206	$4,935	$31,701	$—	$—	$—	$—
Total current assets	129,143	118,149	110,831	100,786	112,195	77,704	94,606
Total assets(1)	880,757	927,476	950,918	473,665	484,596	449,555	469,409
Total debt	553,860	554,331	554,977	—	—	—	—
Total liabilities	704,152	709,143	713,176	39,640	74,187	64,437	75,728
Total equity	176,605	218,333	237,742	434,025	410,409	385,118	393,681

(1)
During the fourth quarter of 2012, we recorded a $24,117,000 non-cash impairment charge on goodwill allocated to our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit. For more information see Part II. Item 8. Notes 1 and 7 to the financial statements.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations covers periods prior to the consummation of the Acquisition ("Predecessor period") and periods after the Acquisition ("Successor period"). Accordingly, the discussion and analysis of the Predecessor period does not reflect the significant impact that the Acquisition had on us, including, without limitation, increased leverage, the impact of acquisition accounting and debt service requirements. You should read the following discussion and analysis in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe under "Cautionary note regarding forward-looking statements," "Risk factors" and elsewhere in this Annual Report.

Overview

        We are a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemical products categories, respectively. Armor All's current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces. STP's offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and "Do-it-Yourselfers." Our brands offer over 200 individual automotive appearance and performance chemical products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom and China and distributor relationships in approximately 50 countries.

        Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All's advertising campaigns, such as the "Go ahead. Stare," "Care for your car" and the new "Armor All Way" build on what we believe to be Armor All's strong brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

        The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 50 years. Regular use of STP additives as part of basic maintenance helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel intake systems clean. We believe the STP brand's fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

Fiscal year end

        Concurrent with the Acquisition on November 5, 2010, our Board of Directors adopted a fiscal year comprised of the twelve consecutive fiscal months ending on December 31. This change commenced with the transition period beginning on July 1, 2010 and ending on December 31, 2010. The Predecessor's last two complete fiscal years ended on June 30, 2010 and June 30, 2009. For purposes of management's discussion and analysis, we compare the Successor's actual results for 2011 to pro forma results for 2010, discuss the two stub periods separately and then for comparative purposes compare the Predecessor's 2010 to 2009.

Industry trends

        During calendar years from 2009 through 2012, the general economic environment put downward pressure on the appearance and performance chemical products categories. Reduced disposable income levels for consumers resulted in a weak demand environment for our products. Beginning in 2011, we have increased our new product introductions and investment in advertising and promotion to elevate engagement of our customers and consumers with our brands.

        We believe the factors that resulted in the recent industry trends discussed above are not representative of the long-term growth prospects for the industry. Meanwhile, we believe there are other trends that foster attractive long-term dynamics. For example, partially due to the general economic environment, according to R.L. Polk & Co the average age of cars on U.S. roads has increased to greater than ten years. Older cars require more maintenance to keep them operating.

        We believe innovation is another important contributor to category growth because new product introductions stimulate consumer interest in the category by fulfilling unmet consumer needs and bringing attention to the appearance and performance chemical products categories. Truly innovative products have a history of driving category growth in appearance and performance chemical products. For example, our introduction of wipes in 2001 fostered strong growth for the overall appearance products category.

        Competition remains intense in the categories we serve. Recently, smaller brands in both the appearance and performance chemical products categories have had success gaining market share. Meanwhile, established brands continue to invest significant resources in advertising campaigns and with trade partners on promotional activities. While we believe our brands and customer relationships are strong, there is no assurance we will be able to maintain or improve our current competitive position.

Key performance indicators

        Management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of, and potential variability of, our earnings and cash flows. These key performance indicators include:

  •
  Net sales—which is an indicator of our overall business growth;

  •
  Gross profit—is a key factor in the relative strength of our brands as gross profits enable us to generate cash to maintain marketing support, and therefore improve brand health; and

  •
  Operating expenses—outright and as a percentage of net sales which is an indicator of the efficiency of our business and our ability to manage our business to budget.

        We are solidifying our leading category share of the automotive aftermarket appearance products and performance chemicals categories with innovation and new products, investment in our established Armor All and STP brands, increased investments in racing sponsorships, and enhanced promotional events and advertising. While our net sales have been increasing as a result of these initiatives, there has broadly been a decline in the performance chemicals category of the base business volume and an overall weakening of consumer discretionary spending in the markets within which we compete due to economic uncertainty in generally unfavorable economic conditions. In the event that our top-line growth and bottom-line profitability do not develop as expected, we may have to delay certain business initiatives and adjust our strategy accordingly.

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Net sales

        Our business is moderately seasonal. Our sales are typically higher in the first half of the calendar year as our customers purchase stock for the spring and summer seasons when weather is warmer in the northern hemisphere than in the fall and winter months. This pattern is largely reflective of our customers' seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and sell less strongly if weather is cold and wet.

        Net sales for our North America segment include products marketed and sold to customers in the United States and Canada. Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America. The following table summarizes our net sales for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year ended December 31,		Change from Prior Year		% of Net Sales
	2012	2011	$	%	2012	2011
Net sales
North America:
Armor All products	$160,904	$143,903	$17,001	12%	53%	51%
STP products	63,156	60,079	3,077	5%	21%	21%
Other brands	7,878	8,132	(254)	-3%	3%	3%

Total North America	231,938	212,114	19,824	9%	76%	75%
International	74,530	69,203	5,327	8%	24%	25%

Consolidated net sales	$306,468	$281,317	$25,151	9%

        In North America, approximately $13.5 million of the increase in net sales for 2012 as compared to 2011 was driven by volume related to the launch of new Armor All and STP products and product extensions, with the remaining growth being principally on account of a price increase that was effective June 2011 across both product lines. The increase in the volume of Armor All sales was aided by the warmer and drier weather conditions in much of North America for the early part of 2012. Our investments in racing sponsorships and advertising spend on television, print and online also contributed to our growth. Partially offsetting this new product growth and price increase was the base business decline of STP in the first half of 2012. This trend was reversed in the second half of 2012 primarily as a result of the introduction of new STP products and additional promotional activities.

        The International net sales increase in 2012 as compared to 2011 was primarily driven by the continued momentum of our international growth strategy.

Gross profit

Cost of products sold

        Our cost of products sold for the years ended December 31, 2012 and 2011 are as follows (in thousands, except percentages):

	Year ended December 31,		Increase
	2012	2011	$	%
Cost of products sold	$167,570	$153,114	$14,456	9%
Stated as a percentage of net sales	54.7%	54.4%

        The increase in the cost of products sold is primarily driven by higher sales volumes in 2012 as compared to 2011. We have experienced higher freight and warehouse costs in 2012 as compared to 2011 in part because we have maintained higher average inventory levels as we worked to establish our new supply chain model and information systems independent of Clorox. Further, our overall product costs have been favorably impacted as a result of favorable commodity costs, negotiated reductions in the costs of purchased materials and products, and process improvements.

        During 2011, $4.4 million associated with the step-up in the value of inventory of $11.7 million that was recorded in connection with the Acquisition was recorded in cost of products sold-acquisition related as the inventory was sold.

Gross profit

        Our gross profit for the years ended December 31, 2012 and 2011 are as follows (in thousands, except percentages):

	Year ended December 31,		Increase
	2012	2011	$	%
Gross profit	$138,898	$123,764	$15,134	12%
Stated as a percentage of net sales	45.3%	44.0%

        Gross profit in 2011 included the amortization of inventory step-up resulting from purchase accounting stemming from the Acquisition in November 2010. Notwithstanding the impact of that purchase accounting, gross profit as a percentage of net sales for 2011 would have been 45.6%. As discussed above, the impact of the excess freight and warehousing costs negatively impacted our gross profit in 2012. Excluding the excess freight and warehousing costs, the gross profit rates for 2012 would have been approximately 46.9%.

Selling and administrative expense, advertising costs, and research and development costs

        Our selling and administrative expenses, advertising costs, and research and development costs for the years ended December 31, 2012 and 2011 are as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease)
	2012	2011	$	%
Selling and administrative expenses	$48,306	$40,240	$8,066	20%
Advertising costs	31,071	24,699	6,372	26%
Research and development costs	2,211	2,307	(96)	(4)%

	$81,588	$67,246	$14,342	21%

Stated as a percentage of net sales	26.6%	23.9%

        The increase in the selling and administrative expenses in 2012 as compared to 2011 was due to a redundancy in our workforce as we transitioned from the Clorox TSA to our permanent selling, marketing, finance and administrative staff. This overlap resulted in additional costs of $5.4 million. In addition to these transitional costs, there are $3.7 million of expenses related to our new ERP system during 2012. These redundant costs have declined each quarter in 2012 and are expected to be minimal in 2013. Offsetting these costs on a year over year basis is the overall reduction in the Clorox TSA costs as we transition to a standalone company.

        The increase in our advertising costs in 2012 as compared to 2011 was primarily due to the increase in spending related to reinvigoration of the STP brand.

        The decrease in our research and development costs in 2012 as compared to 2011 was primarily due to the July 1, 2011 cessation of research and development services rendered by Clorox under the TSA.

Goodwill impairment

        During the fourth quarter of 2012, we revised our pricing structure for intercompany purchases and sales of goods ("Intercompany Pricing"). The change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in our Europe, Middle East and Africa reporting unit, our Australia and New Zealand reporting unit and our Latin America and Asia reporting unit. These increased costs of intercompany purchases are offset by increased value of intercompany sales from our North America reporting unit. As a result of this change in Intercompany Pricing, when we determined the fair value of the assets and liabilities of our reporting units in the first step of the goodwill impairment test as described in Part II. Item 8. Note 1 to the financial statements the fair value of our Europe, Middle East and Africa reporting unit and Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This apparent diminishment in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Item 8. Note 1 to the financial statements, we recorded a $24,117,000 non-cash goodwill impairment charge.

        The future occurrence of a potential indicator of additional impairment, such as declining net sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, a decrease in expected net earnings, adverse market conditions, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize an additional non-cash impairment of goodwill or other of our long-lived assets.

Income taxes

        A reconciliation of the statutory federal income tax rate to our effective tax rate on (loss) earnings before income taxes is summarized as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
	(Successor)	(Successor)	(Successor)
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible impairment of goodwill	(12.3)	—	—
State taxes (net of federal tax benefits)	(1.9)	0.8	1.7
Foreign rate differential	(3.0)	2.9	—
Domestic production activities deduction	0.6	—	—
Acquisition related	0.4	(0.6)	(8.6)
Other differences	(5.6)	1.7	(0.9)

Effective tax rate	13.3%	39.8%	27.2%

        Our effective benefit rate for 2012 differs from the statutory tax rate primarily due to the non-deductibility of goodwill impairment charges. Our effective benefit rate for 2011 differed from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized during the period, which increased the benefit rate on the loss for the year. Other items impacting our effective benefit rate relate primarily to state taxes, differences in the foreign rates when compared to the statutory rate and adjustments resulting from the filing of the income tax returns.

        At December 31, 2012, we have a net deferred tax liability of $100.8 million arising from differences between book and tax carrying amounts of intangible and other long-lived assets. Deferred tax assets within that net liability result from book and tax differences in certain Acquisition related items, inventoriable costs, accruals and reserves and net operating loss carry-forwards. As of December 31, 2012, the Company had aggregate foreign net operating losses of approximately $4.9 million as of December 31, 2012 which expire in varying amounts beginning in 2014.

Successor fiscal year ended December 31, 2011 compared to supplemental twelve month pro forma period ended December 31, 2010

        The following supplemental pro forma financial information for the twelve month pro forma period ended December 31, 2010 is presented for comparative purposes only and has been developed by applying pro forma adjustments to the mathematical addition of the Predecessor period from January 1, 2010 to November 4, 2010 and the Successor period from November 5, 2010 to December 31, 2010. The Predecessor period from January 1, 2010 to November 4, 2010, was derived by combining the Predecessor's results of operations for the quarter ended March 31, 2010, the quarter ended June 30, 2010, and the period from July 1, 2010 to November 4, 2010. The adjustments to arrive at this supplemental pro forma financial information give effect to the Acquisition as if it had occurred on January 1, 2010. We believe presentation of this supplemental pro forma financial information for the twelve month pro forma period ended December 31, 2010 is useful only in providing a basis for comparison to the Successor fiscal year ended December 31, 2011 and would caution in that its usefulness is limited even in that. It should not be viewed as indicative of our future results of operations post the Acquisition, or relied upon in ascertaining trends or developments in our business.

(in thousands, except percentages)	Year ended December 31, 2011	Twelve months ended December 31, 2010	Change	%
	(Successor)	(Supplemental Pro Forma)
Net sales	$281,317	$296,487	$(15,170)	(5)%
Cost of products sold	153,114	151,367	1,747	1
Cost of products sold—acquisition related	4,439	—	4,439	100

Gross profit	123,764	145,120	(21,356)	(15)
Operating expenses:
Selling and administrative expenses	40,240	34,975	5,265	15
Advertising costs	24,699	24,307	392	2
Research and development costs	2,307	2,893	(586)	(20)
Amortization of acquired intangible assets	36,701	36,701	—	—
Acquisition-related charges	1,020	—	1,020	100
Restructuring benefits	—	(135)	135	(100)

Total operating expenses	104,967	98,741	6,226

Operating profit	18,797	46,379	(27,582)
Non-operating expenses:
Interest expense	48,090	47,385	705	1
Other expense	80	383	(303)	(79)

Loss before income taxes	(29,373)	(1,389)	(27,984)	*
Benefit for income taxes	(11,705)	(522)	(11,183)	*

Net income (loss)	$(17,668)	$(867)	$(16,801)	*

*
Denotes that the percentage change calculated for this line item was deemed not meaningful.

Net sales

        The following table summarizes net sales for the year ended December 31, 2011 and the twelve month pro forma period ended December 31, 2010 (in thousands, except percentages):

		Twelve months ended December 31, 2010	Change from Prior Year		% of Net Sales
	Year ended December 31, 2011
			$	%	2011	2010
	(Successor)	(Pro forma)
Net sales
North America:
Appearance products	$152,035	$156,104	$(4,069)	(3)%	54%	53%
Performance chemicals products	60,079	74,763	(14,684)	(20)%	21%	25%

Total North America	212,114	230,867	(18,753)	(8)%	75%	78%
International	69,203	65,620	3,583	5%	25%	22%

Consolidated net sales	$281,317	$296,487	$(15,170)	(5)%

        Net sales in the year ended December 31, 2011 decreased by 5% to $281.3 million from $296.5 million in the twelve month pro forma period ended December 31, 2010. The decrease was primarily due to reduced merchandising support from our customers and increased competitive activity. The reduced customer merchandising support was principally in the form of fewer promotional events and in-store displays of our products. A portion of the decline in sales volume of our appearance products which is consistent with lower sales volume in the automotive aftermarket appearance products category resulted from adverse weather conditions throughout North America from March through December 2011 and economic conditions that adversely affected consumer spending. The adverse weather conditions impact resulted principally from more frequent rains in the eastern United States and extreme drought in the southwest United States which discouraged car washing.

        Net sales for our North America segment include products marketed and sold to customers in the United States and Canada. Net sales in our North America segment decreased by $18.8 million primarily due to reduced merchandising support from our customers and increased competitive activity. A portion of our appearance product decrease was due to lower sales as a result of adverse weather conditions in North America from March through December 2011 and economic conditions that adversely affected consumer spending.

        Net sales of appearance products in the North America segment decreased by 3% to $152.0 million for the year ended December 31, 2011 compared to $156.1 million in the twelve month pro forma period ended December 31, 2010. This decrease was primarily due to lower sales as a result of adverse weather conditions throughout North America from March through September 2011 consistent with lower sales volume in the automotive aftermarket appearance products category as a whole.

        Net sales of performance chemicals products in the North America segment decreased by 20% to $60.1 million for the year ended December 31, 2011 compared to $74.8 million in the twelve month pro forma period ended December 31, 2010. The decrease was due to reduced merchandising support from our customers and increased competitive activity that continued downward trend we had been experiencing in this product line.

        Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America. Net sales increased in our international segment during the year ended December 31, 2011 over the twelve month pro forma period ended December 31, 2010 primarily due to product mix and benefits from fluctuations in certain foreign exchange rates.

Gross profit

        Cost of products sold in the year ended December 31, 2011 increased 1% to $153.1 million from $151.4 million in the twelve month pro forma period ended December 31, 2010. This increase was primarily due to increased commodity costs and additional costs to establish our new supply chain following separation from the Clorox supply chain. During the year ended December 31, 2011, $4.4 million associated with the step-up in the value of inventory of $11.7 million that was recorded in connection with the Acquisition was recorded in cost of products sold-acquisition related as the inventory was sold.

        Gross profit decreased by 15% to $123.8 million in the year ended December 31, 2011 from $145.1 million in the twelve month pro forma period ended December 31, 2010 and decreased as a percentage of net sales to 44% from 49%. Gross profit for the fiscal year ended December 31, 2011 includes an acquisition related charge of $4.4 million (1.6% of net sales) related to the amortization of acquired inventory at fair value. Gross profit contraction in the year ended December 31, 2011 was also related to a greater per unit absorption of plant costs as a result of lower production on decreased sales volume as a result of the adverse weather conditions throughout North America, increased commodity costs, and additional costs incurred to establish our new supply chain following separation from the Clorox supply chain.

Selling and administrative expense, advertising costs, and research and development costs

        Selling and administrative expenses increased by 19% to $40.2 million in the year ended December 31, 2011 from $33.7 million in the twelve month pro forma period ended December 31, 2010. The increase was primarily due to $2.4 million incremental costs under our TSA with Clorox in 2011 over 2010, and $1.5 million of expenses related to implementing our new ERP system.

        Advertising costs increased by 2% to $24.7 million in the year ended December 31, 2011 from $24.3 million in twelve month pro forma period ended December 31, 2010. This increase was primarily due to an increase in spending on print and radio promotions, costs associated with product launches in certain international countries and increased expenditures in racing sponsorships in accordance with management's brand support strategy.

        Research and development costs decreased by 20% to $2.3 million in the year ended December 31, 2011 from $2.9 million in the twelve month pro forma period ended December 31, 2010. The decrease was primarily due to the cessation of research and development services as of July 1, 2011 rendered by Clorox under the TSA.

Successor period from November 5, 2010 to December 31, 2010 and Predecessor period from July 1, 2010 to November 4, 2010

        The results of operations for the Successor period from November 5, 2010 to December 31, 2010 and the Predecessor period from July 1, 2010 to November 4, 2010 are not comparable to each other, nor are they comparable to the results of operations for the fiscal year ended December 31, 2011 (Successor) or the years ended June 30, 2010 or 2009 (Predecessor) due to their differing short-term periods, the seasonal nature of our business and expenses directly attributable to the Acquisition.

        Net sales and gross profit were $35.0 million and $7.2 million, respectively, in the Successor period from November 5, 2010 to December 31, 2010. Net sales during this period were negatively impacted by delays in customer purchasing in anticipation of the release of the new STP concentrate formula and the impact of price rollbacks initiated prior to July 1, 2010. Gross profit includes an acquisition related charge of $7.2 million related to the amortization of acquired inventory at fair value which caused gross profit as a percentage of net sales to be unusually low at 21% during this period. Operating expenses during this period were $30.0 million and included acquisition related charges of $16.0 million and amortization of acquired intangible assets of $5.7 million together with other operating expenses of $8.3 million. Also contributing to the loss before income taxes during this period of $30.4 million was interest expense of $7.4 million related to our Senior Notes due 2018 and our Credit Facilities issued in conjunction with the Acquisition.

        Net sales and gross profit were $94.3 million and $44.1 million, respectively, in the Predecessor period from July 1, 2010 to November 4, 2010. Net sales during this period were also negatively impacted by purchasing delays in anticipation of the release of the new STP concentrate formula and the impact of price rollbacks initiated prior to July 1, 2010. Gross profit as a percentage of net sales was 47% during this period. Total operating expenses during this period were $19.4 million and represented 21% of net sales, consistent with the Predecessor years ended June 30, 2010 and 2009.

Predecessor fiscal year ended June 30, 2010 compared to predecessor fiscal year ended June 30, 2009

	Year ended June 30,
(in thousands, except percentages)	2010	2009	Change	%
	(Predecessor)	(Predecessor)
Net sales	$299,537	$292,391	$7,146	2%
Cost of products sold	147,672	156,657	(8,985)	(6)

Gross profit	151,865	135,734	16,131	12
Operating expenses:
Selling and administrative expenses	34,028	31,040	2,988	10
Advertising costs	23,994	25,163	(1,169)	(5)
Research and development costs	3,289	3,591	(302)	(8)
Amortization of acquired intangible assets	3	2	1	50
Restructuring costs	11	994	(983)	*

Total operating expenses	61,325	60,790	535	1

Operating profit	90,540	74,944	15,596	21
Non-operating expenses:
Other expense	238	758	(520)	(69)

Earnings before income taxes	90,302	74,186	16,116	22
Provision for income taxes	34,277	26,626	7,651	29

Net earnings	$56,025	$47,560	$8,465	18

Net sales

        The following table summarizes net sales for the Predecessor fiscal years ended June 30, 2010 and 2009 (in thousands, except percentages):

	Twelve months ended June 30,		Change from Prior Year		% of Net Sales
	2010	2009	$	%	2010	2009
Net sales
North America:
Appearance products	$160,651	$149,305	$11,346	8%	54%	51%
Performance chemicals products	72,512	83,524	(11,012)	(13)%	24%	29%

Total North America	233,163	232,829	334	0%	78%	80%
International	$66,374	$59,562	6,812	11%	22%	20%

Consolidated net sales	$299,537	$292,391	$7,146

        Net sales in Predecessor fiscal year 2010 increased by 2.4% to $299.5 million from $292.4 million in Predecessor fiscal year 2009. Volume decreased by 1% primarily due to lower shipments of STP products as a result of reduced promotional activities and SKU assortment in non-core items. The decrease in volume was offset by increased shipments of Armor All due to merchandising events and the impact of price rollbacks in the fourth quarter of Predecessor fiscal year 2010. Net sales growth outpaced volume primarily due to favorable trade promotions and advertising, partially offset by an unfavorable product mix as we experienced lower sales of some of our higher priced products.

        During the first three quarters of Predecessor fiscal year 2010 we continued to see the negative effects of our non-competitive pricing in the Armor All and STP brands, as our overall U.S. volume for Armor All decreased 3.5% and U.S. volume for STP declined 21.7% as a result of decreased trade support and weak economic conditions. In order to improve our trade relationships and achieve price competitiveness, management rolled back the price increases for certain of our products in the third quarter of Predecessor fiscal year 2010, which were reflected at retail in the fourth quarter of fiscal year 2010. As a result, volumes increased in the fourth quarter of Predecessor fiscal year 2010, as Armor All volumes increased 29.8% and STP volumes were flat versus the fourth quarter of Predecessor fiscal year 2009.

        Net sales in North America were flat in the Predecessor fiscal years ended June 30, 2010 and 2009. Volume decreased 2% primarily due to lower shipments of STP products, partially offset by increased shipments of Armor All. Net sales growth outpaced volume primarily due to trade promotions and advertising partially offset by an unfavorable product mix and the impact of pricing.

        Net sales of Armor All products in the North America segment increased by 8% to $160.7 million for Predecessor fiscal year 2010 compared to $149.3 million in Predecessor fiscal year 2009. This increase was due primarily to increased volume driven by merchandising events and the impact of price declines.

        Net sales of STP products in the North America segment decreased by 13% to $72.5 million for Predecessor fiscal year 2010 compared to $83.5 million in Predecessor fiscal year 2009. The decrease was due primarily to a decline in merchandising events as well as distributor losses.

        Net sales and volume increased during Predecessor fiscal year 2010. Volume increased 3% primarily due to increased shipments. The variance between the change in net sales and the change in volume is primarily due to favorable foreign exchange transactions and product mix.

Gross profit

        Gross profit increased by 12% to $151.9 million in Predecessor fiscal year 2010 from $135.7 million in Predecessor fiscal year 2009 and increased as a percentage of net sales to 51%. Gross margin expansion in Predecessor fiscal year 2010 was primarily from favorable commodity costs, such as jet fuel, silicone and resin, product cost savings, lower trade spending and the benefits of foreign exchange movements in our international operations (primarily Australia), partially offset by an unfavorable product mix.

Selling and administrative expenses, advertising costs and research and development costs

        Selling and administrative expenses increased by 10% in Predecessor fiscal year 2010 from $31.0 million to $34.0 million primarily due to an increase in market research investment and increased commission costs. Partially offsetting this increase was a decrease in bad debt expense.

        Advertising costs decreased by 5% in Predecessor fiscal year 2010 from $25.2 million to $24.0 million primarily due to approximately $0.9 million decrease in spending on print and radio promotions, offset by costs associated with product launches in certain international countries.

        Research and development costs decreased by 8% in Predecessor fiscal year 2010 from $3.6 million to $3.3 million compared to the prior period, primarily due to utilizing a more efficient approach to innovation whereby both internal research teams and external partners were used strategically.

Liquidity and capital resources

        Our principle sources of liquidity are our cash of $4.2 million as of December 31, 2012, and our $50.0 million revolving credit loan which is fully available to us as of December 31, 2012. Our principle source of operating cash in-flows is from sales of product to customers. Our principle operating cash out-flows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. Approximately $1.9 million of our cash is held by foreign subsidiaries to fund their working capital needs. Excess cash abroad is repatriated largely without restriction to fund domestic operations.

        We believe that, as of December 31, 2012, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. During the years ended December 31, 2012 and 2011, net cash generated in operations and borrowed funds under our Revolving Credit Facility were sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. As of December 31, 2012, we expect that we will generate cash from the underlying operations of the business and we will be able to obtain needed funds under the Revolving Credit Facility when requested. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.

Cash flows

        The following table summarizes our cash flows (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$10,244	$(9,790)	$(16,594)	$(5,295)	$36,539
Net cash used in investing activities	(7,698)	(13,011)	(756,155)	(1,463)	(2,312)
Net cash (used in) provided by financing activities	(3,350)	(2,875)	804,466	6,758	(34,227)

Operating activities

        Net cash provided by operating activities of $10.2 million for the year ended December 31, 2012 was primarily attributable to our net loss of $45.8 million and an increase in net operating assets of $4.7 million, more than offset by non-cash charges of $60.7 million for depreciation and amortization of our long lived, tangible and intangible assets, goodwill impairment charge, deferred financing costs and debt discount amortization. Net cash used in operating activities of $9.8 million for the year ended December 31, 2011 was primarily attributable to our net loss of $17.7 million and an increase in net operating assets of $23.9 million, partially offset by non-cash charges of $31.8 million. Net cash used in operating activities of $16.6 million for the period from November 5, 2010 to December 31, 2010 was primarily attributable to our net loss of $22.1 million, partially offset by a decrease in operating assets and liabilities of $5.6 million.

        The increase in our operating assets in 2012 was comprised of an increase of $15.3 million in accounts receivable which was attributable to increased sales volume and the transition of receivables team from Clorox; an increase in inventories of $5.2 million which was attributable to increased sales volume; offsetting these operating asset increases was an increase of $10.5 in accounts payable and accrued liabilities; and a $11.9 million decrease in the amount due from Clorox as we completed the transition of our North American and export operations.

        Our cash flows in operating activities includes significant interest payments attendant to our Credit Facilities and our Term Loan. Cash we paid for interest increased to $45.3 million in the year ended December 31, 2012 as compared $40.9 million in 2011 and $1.6 million for the Successor period November 5, 2010 to December 31, 2010 post Acquisition. Substantial interest payments will continue for the term of our indebtedness. Cash income tax payments also increased to $8.2 million in the year ended December 31, 2012 as compared to $2.1 million in 2011 and no tax payments in the Successor period November 5, 2010 to December 31, 2010 post Acquisition.

        Net cash used in operating activities of $5.3 million for the Predecessor period from July 1, 2010 to November 4, 2010 was primarily attributable to an increase in operating assets and liabilities of $24.5 million, partially offset by our net earnings of $16.1 million and non-cash charges of $3.1 million. Net cash provided by operating activities decreased to approximately $36.5 million in Predecessor fiscal year 2010 from $54.4 million in Predecessor fiscal year 2009. The year over year decrease was primarily due to higher accounts receivable, primarily due to a change in credit terms for certain of the business customers and inventory builds for merchandising events, partially offset by an increase in accounts payable and accrued liabilities, mainly driven by the volume of purchases and increased co-packer fees and raw material purchases. Predecessor did not have any cash interest or tax payments.

Investing activities

        Net cash used in investing activities of $7.7 million for year ended December 31, 2012 and $13.0 million for the year ended December 31, 2011 was comprised solely of capital expenditures. Capital spending declined to 2.5% of net sales in 2012 as compared to 4.6% of net sales in 2011 and is largely attributable to the decline in requisite activity related to our ERP system implementation. Net cash used in investing activities for the period from November 5, 2010 to December 31, 2010 was due primarily to cash paid for the Acquisition of $754.6 million, and then with $1.5 million of capital expenditures (4.4% of net sales).

        Capital expenditures were approximately $1.5 million and $2.3 million for the Predecessor period from July 1, 2010 to November 4, 2010 and Predecessor fiscal year 2010, respectively. Capital spending as a percentage of net sales was 1.6% and 0.8% for the period from July 1, 2010 to November 4, 2010 and Predecessor fiscal year 2010, respectively.

Financing activities

        Net cash used in financing activities of $3.4 million for the year ended December 31, 2012 included seasonal borrowings and repayments on our Revolving Credit Facility, $3.0 million of principal payments on our Term Loan Facility and $0.4 million of debt financing costs incurred related to amending our Credit Facility. Net cash of $2.9 million used in financing activities for the year ended December 31, 2011 also included seasonal use of the Revolving Credit Facility, $3.0 million of principal payments on our term loan and $0.6 million of debt financing costs incurred related to amending our credit facility, together with $0.8 million we received on behalf of our Parent related to the sale of Parent's stock to certain of our employees. Net cash provided by (used in) financing activities for the period from July 1, 2010 to November 4, 2010 and Predecessor fiscal year 2010 was related to the net contributions from (distributions to) Clorox.

Indebtedness and Amendment to Credit Facility

        We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition. As of December 31, 2012, we have aggregate gross amount of indebtedness of approximately $569.0 million, exclusive of issuance discounts, including a remaining $294.0 million owed on our Term Loan having quarterly principal payments of $750,000 and the remaining principal maturing in November 2016, and $275.0 million in aggregate principle amount of 9.25% Senior Notes due 2018.

Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. For additional details related to our debts, please see Note 8 of the Notes to the Consolidated Financial Statements, "Debt", contained in Part II. Item 8. Financial Statements and Supplementary Data.

        We have made significant progress since our separation from Clorox in November 2010; we are independent of Clorox with our own sales force, autonomous supply chain, and standalone administration of the business; and we are pursuing our strategy for growth with product innovation and development of our Armor All and STP brands. However, the costs to separate and operate as an independent operation proved greater than we had anticipated, and we have invested considerably in advertising and promoting the Armor All and STP brands. In light of our results during this important period, in September 2012 we entered into an amendment of our Credit Agreement, dated November 5, 2010, among Armored Auto Group Intermediate Inc. (f/k/a Viking Intermediate Inc.), the Company, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Credit Facility") revising the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio as applicable to the Company's $50 million Revolving Credit Facility. The amendment to our Credit Facility did not affect our results of operations for 2012 and, although our ability to meet the revised financial ratios can be affected by events beyond our control, we expect to satisfy them.

Off-balance sheet arrangements

        We currently have no material off-balance sheet arrangements.

Inflation

        Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product and overhead may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results from operations since the Acquisition, a high rate of inflation in the future could have a material adverse effect on our business, financial condition or results from operations. The raw materials for the products that we produce include silicon, jet fuel, base oil and other chemicals. Our packaging includes resin products, which is sensitive to change in fuel costs, and corrugated materials. Petroleum based products, which constitute a significant portion of the costs for many of our products, have experienced significant price volatility in the past, and may continue to do so in the future. Fluctuations in oil and diesel fuel prices have also impacted the Company's cost of transporting its products. Although we take efforts to minimize the impact of inflationary factors, including raising prices to our customers, a high rate of pricing volatility associated with crude oil supplies may have an adverse effect on our operating results.

Certain Information Concerning Contractual Obligations

        We lease various manufacturing, warehousing and office facilities under non-cancelable operating lease agreements. We also have engaged a number of third party service providers covering aspects of the administration of the business, including procurement, contract manufacturing, logistics, transportation, warehousing, software maintenance, systems support and hosting. In our marketing and brand support we employ, among other strategies, racing and rally sponsorships, and television, print, digital and online advertising. The following table presents information relating to our contractual obligations. Amounts set forth below are on an actual basis as of December 31, 2012, our most recent fiscal year end for which audited financial statements are available (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Payments due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Debt, including interest	$784,015	$46,078	$91,615	$350,125	$296,198
Operating leases	5,594	1,529	2,137	1,185	742
Procurement, contract manufacturing, warehousing and logistics obligations(a)	30,868	17,961	7,805	5,101	—
Software maintenance, systems support and hosting(b)	2,932	1,426	1,393	113	—
Sponsorship and media agreements(c)	16,670	15,200	1,470	—	—
Advisory services and monitoring(d)	7,000	1,000	2,000	2,000	2,000

Total contractual obligations(e)	$847,079	$83,194	$106,421	$358,524	$298,940

(a)
Procurement, contract manufacturing, warehousing and logistics obligations—We secure our warehousing facilities and attendant services, logistics and transportation expertise and procurement capabilities under several contracts extending into 2017. These outsourcing arrangements typically provide for a base fee and variable costs determined with reference volume or the provision of additional services, and terms providing for termination for convenience on 120 days' notice and the payment of stipulated fees and additional costs. Only fixed or base fees on an ongoing basis for the term of the contracted services are included in the contractual obligations table. Further, we have ongoing relationships with various suppliers who procure, manufacture and/or package our products ("Contract Manufacturers"). Certain of our Contract Manufacturers maintain title and control of raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third party distribution centers in accordance with agreed upon shipment terms. We purchase and maintain title and control of raw materials and components packaged by other of our Contract Manufacturers and are only obligated further for the services themselves. We typically do not have definitive minimum purchase obligations included in the contract terms with our Contract Manufacturers or other raw material or component suppliers. In the ordinary course of business, supply and service needs are communicated by us to our Contract Manufacturers based on orders and short-term projections, ranging typically three months. We are committed to purchase the products produced by the Contract Manufacturers based on the projections provided.

(b)
Software maintenance, systems support and hosting—We outsource much of our information technology infrastructure. These arrangements typically provide for a base or fixed fee and additional costs associated with added systems users and supplementary services, and terms providing for early contract termination with notice and the payment of stipulated fees. Only fixed or base fees on an ongoing basis for the term of the contracted services are included in the above contractual obligations table.

(c)
Sponsorship and media agreements—Our marketing campaigns rely heavily on racing and rally sponsorships, promotional events and television, print and online advertising. Sponsorship commitments extend into 2014 and our firm media plan through 2013.

(d)
Advisory Services and Monitoring Agreement—Under our Advisory Services and Monitoring Agreement, Avista is providing us ongoing advisory services with respect to strategic business plans, corporate development and financial monitoring.

(e)
Amounts reflected on our consolidated balance sheet as accounts payable, accrued expenses and other liabilities are excluded from the contractual obligation table.

        Subsequent to December 31, 2012, there have been no material changes to our contractual obligations that are outside the normal course of business.

Commitments and Contingencies

        The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial statements taken as a whole.

Critical accounting policies

        Preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on our best knowledge of current events and actions we may undertake in the future.

        Estimates are used in accounting for, among other items, consumer and trade promotion accruals, future product volume and pricing estimates, future cost trends, credit worthiness of customers, allowance for excess and obsolete inventory, share based compensation costs, valuation of acquired intangible assets, useful lives for depreciation and amortization of long lived assets, future cash flows associated with impairment testing for goodwill and indefinite-lived intangible assets, uncertain income tax positions, contingencies and allowance for doubtful accounts. Actual results may ultimately differ from our estimates, although we do not generally believe such differences would materially affect the financial statements in any individual year. However, in regard to ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in valuation models, versus those anticipated at the time of the valuations, could result in impairment charges that may materially affect the financial statements in a given year. As to our receivables, the loss of a single significant customer to bankruptcy or otherwise leading to a bad debt write-off could materially affect the financial statements in a given year. Similarly, an unexpected write-off or obsolescence of an item or category of inventory or a material litigation, regulatory or other proceeding against us could materially affect the financial statements.

        We believe certain estimates described above are incorporated into our Critical Accounting policies as follows:

Revenue recognition

        Sales are recognized as revenue when: (i) persuasive evidence of a firm sales arrangement exists; (ii) the product has been shipped and the customer takes ownership, which can be on the date of shipment or the date of receipt by the customer, and assumes the risk of loss; (iii) the selling price is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. Sales are recorded net of allowances for cash discounts, trade promotions, and damaged goods at the time of the sale based upon customer terms and our historical experience in the same period that the revenue is recognized.

        Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. Sales are recorded net of trade promotion spending, which is accrued at the time of the sale. Most of these arrangements have terms of approximately one year. Accruals for expected payouts under these programs are included as accrued expenses and other liabilities in the Consolidated Balance Sheets.

        Trade accruals are calculated based primarily on historical rates and consideration of recent promotional activities. We maintain liability reserves at the end of each financial reporting period for the estimated expenses incurred, but unpaid for these programs. The determination of accrued trade and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, our financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. Our related trade and promotional expense accrual as of December 31, 2012 was $9.0 million as compared to $6.3 million as of the end 2011. If our accrual estimates for expected trade payouts at December 31, 2012 were to differ by 10%, the impact on net sales would be approximately $0.9 million.

Inventories and cost of products sold

        Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.

        Under GAAP, shipping and handling costs may be reported as either a component of cost of products sold or selling and administrative expenses. We report such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Operations as a component of cost of products sold. Accordingly, our gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges within their selling and administrative expenses.

        Inventories include materials, direct labor, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average cost basis) or market. Accordingly, we reduce our inventories for the diminution of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current market conditions and sales data, (ii) historical buying patterns and return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, and (v) component and packaging obsolescence. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material impact on our operating results in the period the change occurs. At December 31, 2012, we reported $44.5 million of inventories, net of our allowance for obsolescence of $2.0 million as compared a $2.0 million obsolescence allowance on $39.3 million of inventories at the end of 2011. If our allowance for obsolescence at December 31, 2012 were to differ by 10%, the impact on inventories and gross profit would be approximately $0.2 million.

Income taxes

        Our effective tax rate is based on income by tax jurisdiction, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

        We provide for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted in quarters when new information becomes available or when positions are effectively settled.

        United States federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. United States income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested. We determine whether our foreign subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination on a periodic basis. A change to our determination may be warranted based on our experience as well as plans regarding future international operations and expected remittances. Changes in our determination would likely require an adjustment to the income tax provision in the quarter in which the determination is made.

        A significant change in local tax legislation, market conditions or our performance against the projections used in arriving at our effective tax rate could have a material impact on our provision for income taxes in the period the change occurs. At December 31, 2012, we reported a tax benefit of $7.0 million in our Consolidated Statement of Comprehensive (Loss) Income. If our provision for income taxes at December 31, 2012 were to differ by 10%, the impact on our net loss would be approximately $0.7 million.

Valuation of goodwill and other long lived intangible assets

        Goodwill impairment occurs when the carrying amount of one of our reporting unit's goodwill exceeds its implied fair value. We would then record an impairment charge being the difference between the carrying amount and the implied fair value of the reporting unit's goodwill. For trademarks and brand intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value and an impairment charge is recorded for the difference between the carrying amount and the fair value. Our estimates of fair value are based primarily on a discounted cash flow approach and supplemented by a market based approach. Significant judgment is necessary in the preparation of assumptions and estimates inherent in such valuation approaches, particularly with respect to the determination of future volumes, revenue and expense growth rates, changes in working capital use, foreign-exchange rates, inflation, the selection of an appropriate discount rate and the calculation of an average earnings before interest, tax, depreciation and amortization ("EBITDA") multiple of a selected public-company peer group. In particular, the discount rates we utilize in these analyses, as well as expectations for future cash flows, may be influenced by such factors as changes in interest rates, rates of inflation and changes in regional risk. We test our goodwill and trademark and brand intangible assets with indefinite lives annually on October 1st unless there are indications during a different interim period that these assets may have become impaired.

        Our property, plant and equipment and finite-lived intangible assets are stated at cost less accumulated depreciation and amortization. We calculate depreciation and amortization expenses by the straight-line method using estimated useful lives of the related assets. We review property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset or asset group may not be recoverable. Our impairment review is based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist and impairment occurs when the book value of the asset group exceeds the estimated future undiscounted cash flows generated by the asset group. When impairment is indicated, a charge is recorded for the difference between the book value of the asset group and its fair value. Depending on the asset or asset group, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in a similar condition.

        Our fourth quarter 2012 change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in our Europe, Middle East and Africa reporting unit,our Australia and New Zealand reporting unit and our Latin America and Asia reporting unit, while increasing the value of intercompany sales from the Company's North America reporting unit. As a result of this change in

Intercompany Pricing, when the Company determined the fair value of our reporting units in the first step of the goodwill impairment test as described in Part II. Item 8. Note 1 to the financial statements, the fair value of our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This diminishment in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Part II. Item 8. Note 1 to the financial statements, we recorded a $24,117,000 non-cash goodwill impairment charge. For more information, see Part II. Item 8. Notes 1 and 7 to the financial statements.

        Based on our fourth quarter 2012 analysis, the estimated fair values of our North America reporting and our Latin America, Asia and rest of world reporting unit were 76% and 66% higher, respectively, than their carrying values, including goodwill. The estimated fair values of our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit, however, were 43% and 19% below their carrying values, including goodwill after impairment charges. This results because of the reduction in fair value of certain finite lived assets within the Europe, Middle East and Africa reporting unit and within the Australia and New Zealand reporting unit, while the asset groups that contain the long-lived assets of those reporting units continue to have undiscounted cash flows in excess of their carrying value. Under GAAP, impairment of finite lived assets only occurs when the carrying value of an asset or asset group exceeds estimated undiscounted cash flows of the asset or asset group.

        In addition, during the fourth quarter of 2012 the Company determined the fair value of its Armor All and STP trademarks and brand intangible assets. The Company estimates the fair value of these assets using a relief from royalty method under an income approach as described in Note 1. The key assumptions for this method are revenue projections, a royalty rate and a discount rate. Based on our analysis, the estimated fair value of the indefinite lived Armor All and STP trademarks and brands were 43% and 24% higher, respectively, than their historical book values and no impairment charge was required.

        The Company also evaluated the recoverability of its customer relationships and licensing arrangements intangible assets as well as its tangible, long lived assets. When there is prevalent indication of an impairment of a finite and long-lived asset or asset group, the Company tests for recoverability by comparing the carrying value of an asset or asset group to their undiscounted cash flows. However, the Company concluded there was not a prevalence of evidence any impairment was present at the asset group level for any of its definite lived assets.

Recently issued accounting pronouncements

        As an "emerging growth company," we have made an irrevocable decision to opt out of available extended transition periods for complying with new or revised accounting standards. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

        In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02—"Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income" Substantially all of the information that this Update requires already is required to be disclosed elsewhere in financial statements under GAAP. However, the new requirement to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012. We do not anticipate any material impact from this Update.

        During July 2012, the FASB issued ASU 2012-02 Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02") which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Beginning in our fiscal year 2013, we now have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. We would then be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for our fiscal year ended December 31, 2013 and we do not expect the adoption of ASU 2012-02 to have a material effect on our financial position, results of operations and cash flow.

        In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU 2011-11 is effective for our fiscal year ended December 31, 2013, and interim periods within 2013 and we do not believe this guidance will have a significant impact on our financial position, results of operations and cash flow.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks that may impact our financial statements due primarily to foreign currency exchange risk, changing interest rates, concentration of business in large customers and fluctuations in commodity prices.

Foreign currency risk

        We sell our products in many countries outside of the United States and, as such, are exposed to foreign currency exchange risk. However, our foreign currency exchange exposure is limited due to the concentration of our revenues and profitability in the United States. Additionally, our net sales are typically earned in the same currency in which we incur our expenses in the United States and Europe, which also mitigates for foreign exchange exposure. Given management's belief that our business faces limited foreign exchange risk, we currently do not have any currency hedging programs in place; however, we will continue to assess our foreign exchange risk management strategy as our business outside of the United States grows.

Interest rate risk

        We are exposed to interest rate risk associated with our debt instruments. As of December 31, 2012, we have $569 million of total debt outstanding, excluding $50 million of unused and available commitments under the Revolving Credit Facility, of which $294 million bear interest at a variable a rate of the sum of (i) the greater of LIBOR or 1.75% and (ii) 4.25%. As LIBOR is currently less than 1.75%, even a one percentage point change on our variable rate debt would not have affected our interest expense for the year ended December 31, 2012. However, if six month LIBOR, for example, were 1.5 percentage points higher during the year ended December 31, 2012 our interest expense would have increased approximately $0.6 million for the period. We currently do not have any interest rate swaps; however, we continually assess our interest rate risk for purposes of determining whether interest rate swaps would be consistent with our overall risk management strategy.

Concentration of business with large customers

        We have significant penetration of our products into flagship retailers and our top seven largest customers represented approximately 60% and 65% of U.S. net sales for the years ended December 31, 2012 and 2011 respectively. We had one customer (Wal-Mart) who represented more than 10% of total net sales, specifically 22% and 20% of total net sales in the years ended December 31, 2012, and, 2011, respectively.

Commodity price fluctuations

        The raw materials for the products that we produce in the U.S. and the United Kingdom include silicone, jet fuel, base oil and other chemicals. Our packaging includes resin products, which is sensitive to change in fuel costs, and corrugated materials. Our profitability is sensitive to changes in the costs of these commodities caused by changes in supply or other market conditions, over which we have little or no control. Increases in the cost of energy, transportation and other necessary supplies or services, including the cost of diesel or jet fuel, may also harm our profits and operating results. During 2011 we experienced an increase in the prices of certain commodities which negatively impacted our margins. Commodity prices have improved for us in 2012.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	55
Successor Consolidated Balance Sheets as of December 31, 2012 and 2011	56
Successor Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011 and the period from November 5, 2010 to December 31, 2010	57
Predecessor Combined Statements of Comprehensive Income for the period from July 1, 2010 to November 4, 2010 and the year ended June 30, 2010	57
Predecessor Combined Statements of Shareholder's Equity for the period from July 1, 2010 to November 4, 2010 and the year ended June 30, 2010	58
Successor Consolidated Statements of Shareholder's Equity for the years ended December 31, 2012 and 2011 and the period from November 5, 2010 to December 31, 2010	58
Successor Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period from November 5, 2010 to December 31, 2010	59
Predecessor Combined Statements of Cash Flows for the period from July 1, 2010 to November 4, 2010 and the year ended June 30, 2010	59
Notes to Financial Statements	60

Report of Independent Registered Public Accounting Firm

The Board of Directors of Armored AutoGroup Inc.

        We have audited the accompanying consolidated balance sheets of Armored AutoGroup Inc. (the "Successor") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, shareholder's equity and cash flows for the years ended December 31, 2012 and 2011 and the period from November 5, 2010 to December 31, 2010. We have also audited the combined statements of comprehensive income, shareholder's equity and cash flows of The AutoCare Products Business, excluding the Prestone and YPF brands, a business of The Clorox Company (collectively, the "Predecessor"), for the period from July 1, 2010 to November 4, 2010 and the year ended June 30, 2010. As discussed in Note 1, the combined financial statements of the Predecessor have been carved-out from The Clorox Company's consolidated financial statements to present the historical financial position, results of operations and cash flows of the Predecessor. These financial statements are the responsibility of the Successor's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Successor's or Predecessor's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Successor's or Predecessor's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period from November 5, 2010 to December 31, 2010, and the combined results of operations and cash flows of the Predecessor for the period from July 1, 2010 to November 4, 2010 and the year ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Stamford, Connecticut
April 1, 2013

Armored AutoGroup Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$4,206	$4,935
Accounts receivable, net	69,602	54,300
Inventories	42,444	37,250
Due from Clorox	—	11,727
Other current assets	12,891	9,937

Total current assets	129,143	118,149
Property, plant and equipment, net	31,473	29,905
Goodwill	362,216	384,793
Intangible assets, net	352,905	388,175
Deferred financing costs and other assets, net	5,020	6,454

Total assets	$880,757	$927,476

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Book overdraft	$—	$1,987
Accounts payable	13,158	8,606
Accrued expenses and other current liabilities	28,571	22,614
Income taxes payable	—	1,821
Due to Clorox	137	—
Due to Parent	795	795
Current portion of long-term debt, less discount	279	470

Total current liabilities	42,940	36,293
Long-term debt, less discount and current portion	553,581	553,861
Other liability	2,500	2,500
Deferred income taxes	105,131	116,489

Total liabilities	704,152	709,143
Commitments and contingencies (Note 11)
Shareholder's Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at December 31, 2012 and 2011)	—	—
Additional paid-in capital	260,750	260,484
Accumulated deficit	(85,585)	(39,784)
Accumulated other comprehensive income (loss)	1,440	(2,367)

Total shareholder's equity	176,605	218,333

Total liabilities and shareholder's equity	$880,757	$927,476

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net sales	$306,468	$281,317	$35,014	$94,341	$299,537
Cost of products sold	167,570	153,114	20,583	50,201	147,672
Cost of products sold—acquisition related	—	4,439	7,229	—	—

Gross profit	138,898	123,764	7,202	44,140	151,865
Operating expenses:
Selling and administrative expenses	48,306	40,240	5,422	10,916	34,028
Advertising costs	31,072	24,699	2,240	7,582	23,994
Research and development costs	2,211	2,307	609	1,063	3,289
Amortization of acquired intangible assets	36,701	36,701	5,709	1	3
Goodwill impairment	24,117	—	—	—	—
Acquisition related charges	—	1,020	16,026	—	—
Restructuring costs (benefits)	—	—	—	(146)	11

Total operating expenses	142,407	104,967	30,006	19,416	61,325

Operating (loss) profit	(3,509)	18,797	(22,804)	24,724	90,540
Non-operating expenses (income):
Interest expense	48,887	48,090	7,350	—	—
Other expense (income)	445	80	212	(128)	238

(Loss) earnings before income taxes	(52,841)	(29,373)	(30,366)	24,852	90,302
(Benefit) provision for income taxes	(7,040)	(11,705)	(8,250)	8,728	34,277

Net (loss) earnings	$(45,801)	$(17,668)	$(22,116)	$16,124	$56,025

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	3,807	(2,007)	(360)	111	526
Change in valuation of derivatives and amortization of hedge contracts	—	—	—	37	942

Comprehensive (loss) income	$(41,994)	$(19,675)	$(22,476)	$16,272	$57,493

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

STATEMENTS OF SHARHOLDER'S EQUITY

(In thousands)

		Accumulated Other Comprehensive Income (Loss)
PREDECESSOR (COMBINED)	Net Clorox Investment	Currency Translation	Derivatives	Total Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance at June 30, 2009	$387,645	$(2,209)	$(318)	$(2,527)	$385,118
Net earnings	56,025	—	—	—	56,025
Net distributions to Clorox	(34,227)	—	—	—	(34,227)
Share based compensation	2,025	—	—	—	2,025
Translation adjustments, net of tax of $262	—	526	—	526	526
Change in valuation of derivatives and amortization of hedge contracts, net of tax of $575	—	—	942	942	942

Balance at June 30, 2010	411,468	(1,683)	624	(1,059)	410,409
Net earnings	16,124	—	—	—	16,124
Net contributions from Clorox	6,758	—	—	—	6,758
Share based compensation	586	—	—	—	586
Translation adjustments	—	111	—	111	111
Change in valuation of derivatives and amortization of hedge contracts	—	—	37	37	37

Balance at November 4, 2010	$434,936	$(1,572)	$661	$(911)	$434,025

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital		Accumulated Deficit	Total Shareholder's Equity
SUCCESSOR (CONSOLIDATED)	Shares	Amount
Balance at November 5, 2010	—	$—	$—	$—	$—	$—
Issuance of common stock	1	—	258,800	—	—	258,800
Contribution of capital by Parent	—	—	1,400	—	—	1,400
Share based compensation	—	—	18	—	—	18
Translation adjustments	—	—	—	(360)	—	(360)
Net loss	—	—	—	—	(22,116)	(22,116)

Balance at December 31, 2010	1	—	260,218	(360)	(22,116)	237,742
Share based compensation	—	—	266	—	—	266
Translation adjustments	—	—	—	(2,007)	—	(2,007)
Net loss	—	—	—	—	(17,668)	(17,668)

Balance at December 31, 2011	1	—	260,484	(2,367)	(39,784)	218,333
Share based compensation	—	—	266	—	—	266
Translation adjustments	—	—	—	3,807	—	3,807
Net loss	—	—	—	—	(45,801)	(45,801)

Balance at December 31, 2012	1	$—	$260,750	$1,440	$(85,585)	$176,605

The accompanying notes are an integral part of these financial statements.

Armored AutoGroup Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net (loss) earnings	$(45,801)	$(17,668)	$(22,116)	$16,124	$56,025
Adjustments:
Depreciation and amortization	46,813	45,262	6,834	892	2,410
Goodwill impairment	24,117	—	—	—	—
Share based compensation	266	266	18	586	2,025
Deferred income taxes	(10,612)	(14,126)	(8,418)	1,729	591
Restructuring	—	—	—	85	256
Other	157	375	1,508	288	38
Cash effects of changes, net of acquisition effects in:
Accounts Receivable	(15,302)	(18,934)	(32,514)	15,516	(31,616)
Inventories	(5,194)	972	13,365	(5,327)	(3,945)
Due from Clorox	11,864	(10,053)	(1,674)	—	—
Other current assets	(753)	(476)	(35)	433	225
Book overdraft	(1,987)	1,987	—	—	—
Accounts payable and accrued liabilities	10,509	2,299	26,271	(10,108)	4,647
Income taxes	(4,436)	306	167	(25,513)	5,883
Other	603	—	—	—	—

Net cash provided by (used in) operating activities	10,244	(9,790)	(16,594)	(5,295)	36,539

Cash flows from investing activities:
Capital expenditures	(7,698)	(13,011)	(1,539)	(1,463)	(2,312)
Acquisition, net	—	—	(754,616)	—	—

Net cash used in investing activities	(7,698)	(13,011)	(756,155)	(1,463)	(2,312)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	258,800	—	—
Borrowings under term loan facility, net of discount	—	—	290,250	—	—
Borrowings under revolver	64,001	29,500	—	—	—
Payments on revolver	(64,001)	(29,500)	—	—	—
Principal payments on notes payable	(3,000)	(3,000)	—	—	—
Proceeds from bond issuance, net of discount	—	—	264,375	—	—
Advance from Parent	—	795	—	—	—
Deferred financing costs	(350)	(670)	(8,959)	—	—
Net (distributions to) contributions from Clorox	—	—	—	6,758	(34,227)

Net cash (used in) provided by financing activities	(3,350)	(2,875)	804,466	6,758	(34,227)

Effect of exchange rate changes on cash	75	(1,090)	(16)	—	—

Net (decrease) increase in cash	(729)	(26,766)	31,701	—	—
Cash at beginning of period	4,935	31,701	—	—	—

Cash at end of period	$4,206	$4,935	$31,701	$—	$—

Supplemental cash flow disclosures:
Cash paid for interest	$45,314	$40,866	$1,550	$—	$—

Cash paid for income taxes	$8,207	$2,116	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies

The Company

        Armored AutoGroup Inc. is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armored AutoGroup delivers its products to distributors, resellers and end users (collectively the customers) through its direct operations in the United States, Canada, Mexico, Australia, China and the United Kingdom and distributor relationships in approximately 50 countries. The Armor All and STP brands offer multiple automotive appearance and performance chemicals that can be found in most of the major developed countries around the world.

        The Company was formerly known as The AutoCare Products Business, excluding the Prestone and YPF licensed brands, a business of The Clorox Company ("Clorox") that operated through various Clorox wholly owned or controlled legal entities throughout the world. Herein, this business is referred to as the "Predecessor".

        In September 2010, Viking Acquisition Inc., an entity owned by affiliates of Avista Capital Holdings, L.P. ("Avista"), entered into an agreement to acquire the AutoCare Products Business, Armor All, STP and certain other brands from The Clorox Company ("Clorox") pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the "Acquisition"). The Acquisition closed on November 5, 2010 and included employees in the United States and other countries dedicated to the Company, related product patent and developed technology and certain other assets, including the manufacturing facilities located in Painesville, Ohio and Wales, U.K. Viking Acquisition Inc. was subsequently renamed as Armored AutoGroup Inc. ("AAG"). Armored AutoGroup Parent Inc. ("AAG Parent" or "Parent") indirectly owns all of AAG's issued and outstanding capital stock through its direct subsidiary and AAG's direct parent, Armored AutoGroup Intermediate Inc. ("Intermediate").

        References to "Armored AutoGroup" or "The Company" herein, refer collectively to the Predecessor and Successor as well as all of their consolidated subsidiaries, unless otherwise specified.

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The fiscal year-end for the Predecessor was June 30. Subsequent to the Acquisition, the Successor changed its fiscal year end from June 30 to December 31. The accompanying consolidated financial statements of the Successor include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        The combined financial statements for the year ended June 30, 2010 and the period from July 1, 2010 to November 4, 2010, ("Predecessor fiscal year" or "Predecessor period") have been prepared on a "carve-out" basis from Clorox's consolidated financial statements using historical results of operations, assets and liabilities attributable to the Predecessor, and include allocations of certain expenses from Clorox. The Predecessor has eliminated from its financial results all intercompany transactions between entities included in the combination.

        The combined financial statements of the Predecessor may not be indicative of the Company's future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Predecessor operated as an independent company

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

during the periods presented. To the extent that an asset, liability, revenue or expense is associated with the Predecessor, it is reflected in the Predecessor's combined financial statements.

        During the Predecessor periods presented, the total shareholder's equity represented Clorox's interest in the recorded net assets of the Predecessor, plus other comprehensive income or loss. The net Clorox investment balance represented the cumulative net investment by Clorox in the Predecessor through that date and included cumulative operating results. In addition, allocated expenses and settlement of intercompany transactions were also included in Clorox's net investment.

        Clorox provided certain corporate services to the Predecessor and costs associated with these services have been allocated to the Company. AAG believes such allocations are reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Predecessor been operating independent of Clorox for the periods presented. The charges for these services are included primarily in "selling and administrative expenses" in the Predecessor's combined statements of comprehensive (loss) income (see Note 2). Subsequent to the Acquisition, Clorox continued to provide certain significant services to the Company under a Transition Services Agreement. On November 1, 2011, the Company completed the transition of its North American and export operations from Clorox provisioning to standalone operations. The Company completed the transition of its international operations to standalone operations and terminated the remaining service components of the TSA in fiscal 2012.

        The Successor applied purchase accounting and began a new basis of accounting starting in the period since November 5, 2010 to December 31, 2010 and continuing through the years ended December 31, 2011 and 2012 ("Successor periods"). As a result of purchase accounting, the Predecessor periods and Successor period financial statements are not directly comparable.

Use of Estimates

        The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Specific areas, among others, requiring the application of management's estimates and judgment include assumptions pertaining to allowances for excess and obsolete inventory, provisions for cash discounts on amounts due from customers, share based compensation awards, fair values assigned to assets acquired and liabilities assumed in connection with the Acquisition (see Note 3), accruals for consumer and trade promotion programs, future product volume and pricing estimates, future cash flows utilized in impairment testing of goodwill and other long lived assets, creditworthiness of customers, potential income tax assessments and Predecessor period allocations of various expenses and other balances that were historically maintained by Clorox. Actual results could differ materially from the estimates and assumptions made.

Foreign Currency Translation

        Local currencies are the functional currencies for substantially all of the Company's foreign operations. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other expense (income), net. Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the respective balance sheet reporting date. Income and expenses are translated at the average exchange rate during the period. Gains and losses on foreign currency translations are reported as a component of accumulated

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

other comprehensive income (loss). Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Cash

        Treasury activities at Clorox were generally centralized in the Predecessor periods such that cash collections by the Company were automatically distributed to Clorox and are reflected as a component of net Clorox investment. Under the Transition Services Agreement, certain of the Company's cash collections and payments were centralized at Clorox in the periods presented. Under the Company's cash management system, checks issued but not yet presented to banks that result in overdraft balances for accounting purposes are classified as a current liability in the Consolidated Balance Sheets.

Accounts Receivable

        We record accounts receivable at net realizable value. This value includes allowances for discounts and estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance for uncollectible accounts is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We believe that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations. Accounts receivable are written off against the allowance for estimated uncollectible accounts should we conclude their collection is improbable.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable, which are typically unsecured, are limited to an extent due to the large number of entities comprising the Company's customer base and their dispersion across many geographical regions. The Company performs ongoing credit evaluations of the financial condition of its customers and requires credit enhancements, such as letters of credit and bank guarantees, in certain circumstances.

        The Company does, however, sell a significant portion of its products through third party distributors, resellers and significant retail customers (See Note 3) and, as a result, maintains at times significant receivables balances with these parties. If the financial condition of these distributors, resellers or significant retail customers should deteriorate substantially, the Company's results of operations, financial position and cash flows could be adversely affected.

Inventories

        Inventories are stated at the lower of cost or market under a first-in, first-out ("FIFO") basis. When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or market, including any costs to sell or dispose. Consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value for the purposes of determining the lower of cost or market.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Computer Software Costs

        Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment and are amortized on a straight-line basis, over the estimated useful life of the software (3 to 7 years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

Property, Plant and Equipment

        Property, plant and equipment and finite lived intangible assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are calculated by the straight-line method using the estimated useful lives of the related assets. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated over a period no longer than the lease term. The following table provides estimated useful lives generally assigned to property, plant and equipment by asset classification:

Classification	Expected Useful Lives
Land improvements	10 - 30 years
Buildings	10 - 40 years
Machinery and equipment	3 - 15 years

        Property, plant and equipment and finite lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company's impairment review requires significant management judgment including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. The Company conducts reviews of idle and underutilized equipment when events or circumstances arise indicating that future cash flows are insufficient to recover the book value of asset groups, and reviews business plans for possible impairment indicators. Impairment occurs when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows. When impairment is indicated, an impairment charge is recorded for the difference between the asset's book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow ("DCF") model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement. There have been no instances of impairment identified.

Finite Lived Intangible Assets

        Amortization of intangible assets with finite lives (customer relationships and licensing arrangements) is recognized over estimated useful lives ranging from 5 to 10 years, which the Company believes reasonably represents the time period in which the economic benefits of the intangible assets are consumed or otherwise realized. The Company has experienced a negligible attrition rate in its customer base, and is not able to identify a reliable pattern of attrition and, as such, is utilizing the straight-line amortization method to amortize customer relationship intangible assets.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Indefinite Lived Intangible Assets

        The Company tests its trademarks and brand names with indefinite lives for impairment annually on the first day of the fourth quarter unless there are indications during an interim period that these assets are more likely than not to have become impaired. For trademarks and brand names with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value. An impairment charge is recorded for the difference between the carrying amount and the fair value. The Company uses an income approach, the relief-from-royalty method, to estimate the fair value of its trademarks and trade names with indefinite lives. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The determination of the fair values of trademarks and brand name assets with indefinite lives requires significant judgments in determining both the assets' estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce different results. There have been no instances of impairment identified.

Goodwill

        The Company tests its goodwill for impairment annually as of the first day of the fourth quarter unless there are indications during an interim period that these assets are more likely than not to have become impaired. The first step of the goodwill impairment test is to compare the fair value of each reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss.

        The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination at the date of the evaluation and the fair value was the purchase price paid to acquire the reporting unit.

        The Company estimates the fair value of reporting units using a weighting of fair values derived from an income approach and a market approach. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is inherently subjective in nature and often involves the use of significant estimates and assumptions based on known facts and circumstances at the time the Company performs the valuation. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation and could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.

        Income approach—To determine fair value, the Company uses a DCF approach for each of the reporting units. Under this approach, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

used in the DCF are consistent with the Company's long-range forecasts, and give consideration to historic and projected long-term business trends and strategies. The other key estimates and factors used in the DCF include, but are not limited to, discount rates, future sales volumes, revenue and expense growth rates, changes in working capital, capital expenditure forecasts, foreign exchange rates, currency devaluation, inflation, and a perpetuity growth rate.

        Market approach—The Company uses the guideline public company method to select reasonably similar/guideline publicly traded companies for each of the Company's reporting units. Using the guideline public company method, the Company calculates earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples for each of the public companies using both historical and forecasted EBITDA figures. By applying these multiples to the appropriate historic and forecasted EBITDA figures for each reporting unit, fair value estimates are calculated.

Revenue Recognition

        Sales are recognized when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment or the date of receipt by the customer and when all of the following have occurred: a firm sales arrangement exists, pricing is fixed and determinable, and collection is reasonably assured. Revenue includes shipping and handling costs, which generally are included in the list price to the customer. Taxes collected from customers and remitted to governmental authorities are not included in sales. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.

        The Company routinely commits to on-going and one-time trade promotion programs with customers, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons offered through various programs to customers and consumers. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued expenses and other liabilities line item in the Consolidated Balance Sheets and are recorded as a reduction of sales in the Statements of Comprehensive (Loss) Income.

        Amounts received by the Company from the licensing of certain trademarks are recorded as deferred revenue on the Consolidated Balance Sheets and are recognized as revenue on a straight-line basis over the term of the licensing agreement when the underlying royalties are earned.

Cost of Products Sold

        Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense, direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product, contract manufacturing costs, and provisions for inventory losses (including losses relating to excess and obsolete inventory). Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity as well as costs associated with developing and designing new packaging.

Selling and Administrative Expenses

        Selling and administrative expense is primarily comprised of advertising costs, marketing expenses, selling expenses, administrative and other indirect overhead costs, depreciation and amortization

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

expense on non-manufacturing assets and other miscellaneous operating items. Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, all of which are included in selling and administrative expenses.

Advertising Costs

        Advertising and sales promotion costs are expensed as incurred. Costs associated with the Company's television, print, radio, internet and in-store campaigns are expensed when the advertising or promotion is published or presented to consumers. Costs associated with the Company's racing sponsorships and promotional events are expensed at the time or during the period of the race or promotional event.

Share Based Compensation

        Employees of the Company participated in various Clorox share based compensation plans during the Predecessor periods. The Company measured compensation cost associated with stock options and other forms of equity compensation based on their fair values on the dates they were granted. The expense was recorded by amortizing the cost on a straight-line basis over the vesting period. For purposes of the Predecessor period financial statements, share based compensation expense includes costs of employees who are directly associated with the operations of the Company and share based compensation expense associated with Clorox's employees whose efforts indirectly or partially supported the operations of the Predecessor and were included in the overhead allocation from Clorox during the Predecessor periods.

        During Successor periods, the Company has granted both time based stock option awards and performance based stock option awards that vest subject to a liquidity event (e.g., an initial public offering or change in control, as defined) and based upon the attainment of specified minimum returns on capital to Parent shareholders. The Company measures share based compensation associated with the time based awards based on their fair values on the dates they were granted. The expense is recognized by amortizing the fair value on a straight-line basis over the vesting period. Although the Company has estimated the fair value of its performance based stock option awards, given that the performance condition (a liquidity event) is not probable of occurrence, the Company has not to-date recognized any share based compensation expense attendant to these awards (see Note 14).

Employee Benefits

        During the Predecessor periods, substantially all domestic employees and certain international employees of the Company participated in defined benefit pension plans and post-retirement plans, as administrated and sponsored by Clorox. Benefits were based on either employee years of service and compensation or a stated dollar amount per year of service. Clorox contributed to the plans in amounts deemed necessary to provide benefits and to the extent deductible for federal income tax purposes. Assets of the plans consisted primarily of cash and marketable equity and debt security investments. Clorox made contributions of $43.0 million and $15.0 million in Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010, respectively. Clorox also contributed $2.0 million and zero to its foreign retirement income plans for Predecessor fiscal year 2010, and the period from July 1, 2010 to November 4, 2010, respectively. Clorox's funding policy was to contribute amounts sufficient to

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

meet minimum funding requirements as set forth in the employee benefit tax laws plus additional amounts as Clorox determined to be appropriate.

        Clorox accounts for its defined benefit pension plans and post-retirement plans using actuarial methods. During the Predecessor periods, employees of the Company participated in Clorox's defined benefit pension plans and the plans' assets and liabilities were combined with those related to other Clorox businesses. Similarly, Clorox managed its postretirement benefit plans on a combined basis with claims data and liability information related to the Company aggregated and combined with other Clorox businesses. As a result, no assets or liabilities are reflected on the Company's balance sheets and pension and other post-retirement expenses for the Company have been determined on a multi-employer plan basis; pension expense was allocated to the Company and is reflected in the results of operations.

        For the Predecessor periods, Clorox recognized an actuarial-based obligation at the onset of disability for certain benefits provided to individuals after employment but before retirement that include medical, dental, vision, life and other benefits; such costs were allocated to the Company during the Predecessor periods.

        Under the terms of the Acquisition agreement, the Successor has no further obligations with respect to employee benefit plans provided by the Predecessor.

        Subsequent to the Acquisition, the Company established a defined contribution plan for its U.S. employees, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code ("IRC" or the "Code"). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The plan provides for employer matching contributions of 100% of participant income deferrals to a maximum of $1,000 and employer contributions up to 10% of a participant's annual salary, subject to limits prescribed under U.S. federal regulations.

Operating Leases

        The Company recognizes rental expense for operating leases, including those with rent abatement and escalation provisions, on a straight-line basis over the applicable lease term.

Research and Development Costs

        Research and development costs are charged to expense as incurred.

Deferred Financing Costs

        Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the issuance of debt. Such fees are amortized over the life of the related debt using the interest method and included in interest expense.

Income Taxes

        For the Predecessor periods, the Company did not file separate tax returns but rather was included in the income tax returns filed by Clorox and its subsidiaries in various domestic and foreign jurisdictions. For the purpose of the Predecessor financial statements, the tax provision of the Company

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

was derived from the Company's financial information carved-out of the consolidated financial statements of Clorox, including allocations and eliminations deemed necessary by management as though the Company was filing its own tax returns. Further assumptions made in the determination of taxable income are stated in Note 15.

        The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to the differences between the financial statement amounts and their respective tax bases. Management reviews the Company's deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by accounting guidance on the accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled.

        None of the Company's goodwill which related to the Acquisition is expected to be deductible for tax purposes.

Derivative Instruments

        The Company is a global business that is exposed to commodity price fluctuations in the normal course of its business. During the Predecessor periods, the Company participated in Clorox's risk management strategy of using derivative instruments, including forward contracts, to hedge certain commodity price exposures. The objective of these strategies was to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. Derivative contracts were not used for speculative purposes. Hedge accounting was applied based upon the criteria established by accounting guidance on accounting for derivative instruments and hedging activities, whereby derivatives are designated as fair value hedges, cash flow hedges or net investment hedges. Clorox used different methodologies, when necessary, to estimate the fair value of its derivative contracts. The estimated fair values of the majority of Clorox's contracts were based on quoted market prices, traded exchange market prices, or broker price quotations, and represent the estimated amounts that Clorox would have paid or received to terminate the contracts.

        Under the terms of the Acquisition agreement, the Successor did not assume any of the Predecessor's derivative instruments or obligations. During the Successor period the Company has not entered into any derivate instruments or forward contracts.

Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU 2013-02—"Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income" Substantially all of the information that this Update requires already is required to be disclosed elsewhere in financial statements under U.S. GAAP. However, the new requirement to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases,

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

cross-references to related footnote disclosures. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012. The Company does not anticipate any material impact from this Update.

        During July 2012, the FASB issued Accounting Standards Update 2012-02 Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02") which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material effect on its financial position, results of operations and cash flow.

        In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company plans to adopt ASU 2011-11 on January 1, 2013, as required, but does not believe this guidance will have a significant impact on the Company's consolidated financial statements.

Note 2—Related-Party Transactions

  Clorox

        The Predecessor financial statements reflect allocated expenses associated with Clorox's services including: product supply, human resources, marketing, sales, legal, information services, corporate administrative services, finance, treasury, tax, executive administration, facilities services and other services. The costs associated with these generally included payroll and benefit costs as well as overhead costs related to the support services. Functional costs were allocated to the Company based on utilization measures including headcount and other measures. Where determinations based on utilization were impracticable, Clorox used other methods and criteria, such as global sales dollars, U.S. sales dollars, advertising and sales promotion spending, warehousing and delivery spending, and capital spending, which were believed to be reasonable estimates of costs attributable to the Company. All such amounts had been deemed to have been paid by the Company to Clorox in the period in which the costs were recorded.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Related-Party Transactions (Continued)

        Total allocated expenses that were recorded for the Predecessor periods were as follows (in thousands):

	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
Cost of products sold	$1,007	$3,047
Selling and administrative expenses	3,852	10,816

Total allocated expenses	$4,859	$13,863

        During the Predecessor periods, central treasury activities included the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt and interest rate management. There was no company specific debt during the Predecessor periods. All Clorox funding to the Company since inception has been accounted for as capital contributions from Clorox and all cash remittances from the Company to Clorox have been accounted for as distributions to Clorox. Accordingly, no cash, debt or related interest charges from Clorox were reflected in the Predecessor period financial statements. For Predecessor periods presented, cash flows of the Company were accounted for either as contributions from or distributions to Clorox and consisted mainly of net activity resulting from normal operating activities. The average balance of the net Clorox investment was $423,000 and $400,000 for the Predecessor period from July 1, 2010 to November 4, 2010 and for the Predecessor fiscal year ended June 30, 2010, respectively.

        In conjunction with the Acquisition, the Company entered into a TSA with Clorox whereby Clorox would provide certain services, equipment and office space to the Company. Additionally under the TSA, the Company provided certain services to Clorox. Related party transactions and activities involving Clorox are not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealings may exist. On November 1, 2011, the Company completed the transition of its North American and export operations from Clorox provisioning to standalone operations. The Company completed the transition of certain international operations from Clorox in the second quarter of 2012 and terminated the remaining service components of the TSA.

        Net expenses under the TSA were (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
Cost of products sold	$—	$6,616	$859
Selling and administrative expense	732	3,436	1,036
Research and development costs	—	621	609

Total TSA expenses	$732	$10,673	$2,504

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Related-Party Transactions (Continued)

        Further, on conclusion of TSA we entered into a subsequent arrangement with Clorox for continuation of services in Australia and New Zealand, including warehousing, logistics, customer service and information systems facilities and support. Expenses for these services were (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
Cost of products sold	$1,326	$1,154	$—
Selling and administrative expense	712	333	—

Total TSA expenses	$2,038	$1,487	$—

  Avista

        Avista and several of its employees together own approximately 99.3% of Parent, which is the sole stockholder of Intermediate, the Company's parent. As a result, Avista has the power to elect our board of directors and has the ability to exercise significant influence or control over the Company's operations.

        The Company has entered into a monitoring agreement with Avista and affiliates of Avista whereby Avista provides services for a fixed fee of $1,000,000 annually to the Company. Selling and administrative expenses, including out of pocket expenses related to this monitoring agreement were (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
Avista monitoring agreement fees	$1,055	$1,114	$153

        In addition, Avista and affiliates of Avista provided $9,450,000 of services included in acquisition related charges for the period from November 4, 2010 to December 31, 2010. Further in connection with the Acquisition and the issuance of its long-term debt, the Company paid $4,050,000 to Avista and affiliates of Avista for consulting expenses and recorded these as deferred financing costs which are amortized over the term of the debt using the effective interest method. Related amortization expense was (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
Amortization of Avista consulting expenses	$605	$605	$94

        Transaction related expenses of $1,400,000 were paid on behalf of the Company by Avista and have been reflected as an additional capital contribution and with a charge to acquisition related expenses in the period from November 5, 2010 to December 31, 2010.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Related-Party Transactions (Continued)

  Directors and Officers

        In connection with the Acquisition and issuance of the Company's long-term debt, the Company incurred costs of $1,800,000 for consulting expenses from individuals that later became directors and officers of the Company. Of this amount, $400,000 was paid to certain directors and officers of the Company and $1,400,000 was reinvested in the Company through the purchase of common stock. Of these consulting expenses, $1,343,000 are included in acquisition related charges for the period from November 4, 2010 to December 31, 2010 with the remaining $457,000 deferred and amortized over the term of the respective debt using the effective interest method. Related amortization expense was (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
Amortization of directors' and officers' consulting expenses	$68	$68	$11

        The Company engaged Charles McIlvaine, a former Director of the Company, to provide services associated with corporate development and other strategic initiatives on a consulting basis. Pursuant to this arrangement the Company recorded charges of $50,000, $240,000 and 20,000, for the years ended December 31, 2012 and 2011 and in the period from November 5, 2010 to December 31, 2010, respectively, in selling and administrative expenses.

  Parent

        In May 2011, the Company received $795,000 on behalf of its Parent related to the sale of the Parent's stock to certain of the Company's employees. As of December 31, 2012 and December 31, 2011 the Company had $795,000 non-interest bearing and due on demand to the Company's Parent related to sales of the Parent's stock to the Company's employees.

Note 3—Accounts Receivable, net

        The percentage of accounts receivable due from the Company's largest customers were:

	December 31, 2012	December 31, 2011
First	22%	26%
Second	9%	11%

        The percentage of the Company's net sales to the Company's largest customer (Wal-Mart) was:

CONSOLIDATED			COMBINED
Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
22%	20%	28%	19%	22%

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3—Accounts Receivable, net (Continued)

        Sales to the Company's largest customer are principally made in North America. No other customers exceeded 10% of net sales in any period.

        The Company's allowance for doubtful accounts is summarized as follows (in thousands):

	Beginning Balance	Provision for Doubtful Accounts	Amounts Written- Off	Other Deductions— Purchase Accounting	Ending Balance
Successor year-ended December 31, 2012	$390	$370	$(78)	$—	$682
Successor year-ended December 31, 2011	108	282	—	—	$390
Successor period November 5 to December 31, 2010	—	108	—	—	$108
Predecessor period July 1 to November 4, 2010	627	590	(469)	(748)	—
Predecessor year-ended June 30, 2010	729	450	(552)	—	627

Note 4—Inventories

        Inventories consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Finished goods	$33,386	$30,814
Raw materials and packaging	11,087	8,487
Allowances for obsolescence	(2,029)	(2,051)

	$42,444	$37,250

        The Company's allowance for obsolescence is summarized as follows (in thousands):

	Beginning Balance	Provision for obsolescence	Amounts Written- Off	Other Deductions— Purchase Accounting	Ending Balance
Successor year-ended December 31, 2012	$2,051	$1,195	$(1,217)	$—	$2,029
Successor year-ended December 31, 2011	20	2,480	(449)	—	2,051
Successor period November 5 to December 31, 2010	—	20	—	—	20
Predecessor period July 1 to November 4, 2010	1,185	514	(16)	(1,683)	—
Predecessor year-ended June 30, 2010	830	764	(409)	—	1,185

        A step-up in the value of inventory of $11,668,000 was recorded in connection with the Acquisition based on valuation estimates. During the year ended December 31, 2011 and from November 5, 2010 to December 31, 2010, $7,229,000 and $4,439,000, respectively, of this step-up amount was charged to "cost of products sold—acquisition related" as the inventory was sold.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5—Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Current deferred taxes	$4,315	$5,061
Deferred financing costs	1,843	1,512
Prepaid income taxes	3,963	1,348
Other	2,770	2,016

	$12,891	$9,937

Note 6—Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land and improvements	$1,405	$595
Buildings	3,679	3,466
Machinery and equipment	23,096	20,959
Capitalized software	12,040	7,800
Construction in progress	1,999	2,244

	42,219	35,064
Less: accumulated depreciation	(10,746)	(5,159)

	$31,473	$29,905

        Depreciation expense related to property, plant and equipment and amortization of capitalized software was (in thousands):

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Depreciation	$4,639	$4,505	$560	$926	$2,520
Amortization of capitalized software	1,605	220	—	—	—

	$6,244	$4,725	$560	$926	$2,520

Note 7—Goodwill and Intangible Assets, net

        During the fourth quarter of 2012, the Company revised its pricing structure for intercompany purchases and sales of goods ("Intercompany Pricing"). The change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in the Company's Europe, Middle East and Africa reporting unit, its Australia and New Zealand reporting unit and its Latin America and Asia

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill and Intangible Assets, net (Continued)

reporting unit, while increasing the value of intercompany sales from the Company's North America reporting unit. As a result of this change in Intercompany Pricing, when the Company determined the fair value of the assets and liabilities of its reporting units in the first step of the goodwill impairment test as described in Note 1 the fair value of the Company's Europe, Middle East and Africa reporting unit and its Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This diminishment in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Note 1, the Company recorded a $24,117,000 non-cash goodwill impairment charge, which is included in impairment of goodwill in the consolidated statement of comprehensive (loss) income.

        The Company also evaluated the recoverability of its customer relationships and licensing arrangements intangible assets as well as its tangible, long lived assets. When there is prevalent indication of impairment of a finite and long-lived asset or asset group, the Company tests for recoverability by comparing the carrying value of an asset or asset group to their undiscounted cash flows. However, the Company concluded there was not a prevalence of evidence any impairment was present at the asset group level for any of its finite lived assets.

        Changes in the carrying amount of goodwill and intangible assets were as follows (in thousands):

		Trademarks and Other Intangible Assets
	Goodwill	Trademarks and Brands Not Subject to Amortization	Customer Relationships Subject to Amortization	Licensing Arrangements Subject to Amortization	Total
Balance at December 31, 2010	$385,234	$99,259	$319,795	$6,298	$425,352
Amortization	—	—	(35,401)	(1,300)	(36,701)
Translation adjustments	(441)	(83)	(393)	—	(476)

Balance at December 31, 2011	384,793	99,176	284,001	4,998	388,175
Amortization	—	—	(35,401)	(1,300)	(36,701)
Impairment	(24,117)	—	—	—	—
Translation adjustments	1,540	421	1,010	—	1,431

Balance at December 31, 2012	$362,216	$99,597	$249,610	$3,698	$352,905

        Customer relationships and licensing arrangements subject to amortization are reported on the Consolidated Balance Sheet net of accumulated amortization of $79,290,000, and $42,410,000, at December 31, 2012 and 2011, respectively. The weighted average remaining amortization period for customer relationships and licensing arrangements subject to amortization is 7 years and 3 years, respectively. Licensing royalties were $2,969,000 and $3,286,000 in the years ended December 31, 2012 and 2011, respectively, and $440,000 in the period from November 5, 2010 to December 31, 2010. Although licensing agreements may not be renewed for strategic or other reasons, the Company generally maintains and extends its existing license arrangements.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill and Intangible Assets, net (Continued)

        Expected future amortization expense for these intangible assets as of December 31, 2012 is as follows (in

Fiscal Years
2013	$36,701
2014	36,701
2015	36,499
2016	35,401
2017	33,913
Thereafter	74,093

$253,308

Note 8—Accrued Expenses and Other Current Liabilities

        The following summarizes the Company's accrued expenses and other current liabilities (in thousands):

	December 31, 2012	December 31, 2011
Trade, sales promotion and advertising	$9,022	$6,297
Accrued interest	8,191	8,677
Accrued taxes	3,421	—
Compensation and benefits	2,928	2,409
Other	5,009	5,231

	$28,571	$22,614

Note 9—Debt

        The following summarizes the Company's debt (in thousands):

	December 31, 2012
	Credit Facility
	Revolver	Term Loan	Senior Notes	Total Long-Term Debt
Balance	$—	$294,000	$275,000	$569,000
Less: discount	—	(6,610)	(8,530)	(15,140)

	$—	287,390	266,470	553,860

Less: current portion, net of discount		(1,414)	1,135	(279)

Long-term portion, net of discount		$285,976	$267,605	$553,581

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

	December 31, 2011
	Credit Facility
				Total Long-Term Debt
	Revolver	Term Loan	Senior Notes
Balance	$—	$297,000	$275,000	$572,000
Less: discount	—	(8,111)	(9,558)	(17,669)

	$—	288,889	265,442	554,331

Less: current portion, net of discount		(1,498)	1,028	(470)

Long-term portion, net of discount		$287,391	$266,470	$553,861

  Credit Facility

        In connection with the Acquisition on November 5, 2010, the Company entered into a credit agreement, among Armored AutoGroup Intermediate Inc. (f/k/a Viking Intermediate Inc.), the Company, several lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate of the sum of (i) the greater of the London Interbank Offered Rate ("LIBOR") or 1.75% and (ii) 4.25%. The Credit Facility provided revolving credit and a Term Loan as follows:

        Revolver—An unsecured $50.0 million revolving credit loan (the "Revolver"), which continues into November 2015. Further to interest as described above on the Revolver, an annual commitment fee of 0.75% is charged quarterly based on the average daily unused portion of the Revolver.

        Term Loan—A $300.0 million term loan (the "Term Loan") with quarterly principal payments of $750,000 and the remaining principal maturing in November 2016.

        In September 2012, the Company entered into an amendment of the Credit Facility revising the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio as applicable to the Company's $50 million Revolver. Costs associated with the amendment of $350,000 have been deferred and are recorded as other current assets and other non-current assets on the Company's Consolidated Balance Sheets, and will be amortized to interest expense together with other of the Company's deferred financing costs using the effective interest method.

        The Credit Facility is collateralized by substantially all of the assets of the Company. The Credit Facility is subject to certain covenants which restrict the payment of dividends, the Company's ability to incur indebtedness or liens, or make certain investments and requires the Company to maintain certain financial ratios. As of December 31, 2012, the Company was in compliance with all covenants related to the Credit Facility. The Company's payment obligations under the Credit Facility are guaranteed, jointly and severally, by all of the Company's wholly owned domestic subsidiaries. See Note 18 for financial information for the Company and its subsidiaries.

  Senior Notes

        In connection with the Acquisition on November 5, 2010, the Company issued 9.25% senior unsecured notes ("Senior Notes") in an aggregate principal amount of $275.0 million, which will mature in November 2018. The coupon interest on these notes is payable semiannually on May 1 and November 1.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

        Under terms of a registration rights agreement the Company entered into with respect to the Senior Notes, the Company agreed to use commercially reasonable efforts to complete an exchange offer related to the Senior Notes by April 28, 2012. Until the exchange offer was completed on August 23, 2012, additional interest of $271,000 accrued on the Senior Notes that was paid November 2012.

        The indenture that governs the Senior Notes is subject to certain covenants which restrict the payment of dividends, the Company's ability to incur indebtedness or liens, or make certain investments. The Company's payment obligations under the Senior Notes are guaranteed, jointly and severally, by all of the Company's wholly owned domestic subsidiaries. See Note 18 for financial information for the Company and its subsidiaries.

  Interest Expense

        Interest expense associated with the Credit Facility and the Senior Notes including commitment fees for unused borrowings, and amortization of original issue discount and deferred financing costs was (in thousands):

	CONSOLIDATED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
Credit Facility
Revolver	$1,485	$1,076	$125
Term Loan	20,110	20,096	3,136
Senior Notes	26,980	26,907	4,148
Other	312	11	(59)

	$48,887	$48,090	$7,350

  Debt Maturities

        Debt maturities are as follows as of December 31, 2012:

Fiscal Years
2013	$3,000
2014	3,000
2015	3,000
2016	285,000
2017	—
2018	275,000

$569,000

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

  Deferred Financing Costs, net

        Costs associated with the establishment of the Credit Facility and Senior Notes have been deferred and are recorded as other current assets and other non-current assets on the Company's Consolidated Balance Sheets as follows (in thousands):

	December 31, 2012	December 31, 2011
Balance	$9,979	$9,629
Less: accumulated amortization	(3,228)	(1,698)

	6,751	7,931
Less: current portion, net of amortization	(1,843)	(1,512)

Long-term portion, net of amortization	$4,908	$6,419

Note 10—Fair Value Measurement of Assets and Liabilities

        The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value which is intended to increase consistency and comparability and related disclosures. An asset or liability's classification is based on the lowest level of input that is significant to the fair value measurement and is disclosed in one of the following three categories:

  Level 1—Quoted market prices in active markets for identical assets or liabilities.

  Level 2—Observable market-based inputs or unobservable inputs that are corroborated by market data.

  Level 3—Unobservable inputs reflecting the reporting entity's own assumptions.

        The carrying and fair values of the Company's financial assets and liabilities were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$287,390	$281,138	$288,889	$288,889
Senior notes	266,470	233,063	265,442	212,400

        The fair value of the Term Loan and Senior Notes was determined using broker quotes (Level 2). The broker quotes are determined on an analysis of discounted cash flows together with applicable forward LIBOR rates.

        The Company held no commodity purchase contracts, derivative instruments or forward contracts as of December 31, 2012 or 2011.

        Clorox used commodity swap contracts, which had been designated as cash flow hedges, to fix the price of a portion of its raw material requirements and during the Predecessor periods allocated the gains and losses to the Company. Contract maturities were matched to the length of the raw material

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Fair Value Measurement of Assets and Liabilities (Continued)

purchase contracts. Realized contract gains and losses were reflected as adjustments to the cost of the raw materials. All of these derivative instruments were accorded hedge accounting treatment and were considered effective.

        In Predecessor periods, the realized gains or losses for de-designated cash flow hedges that had been previously accumulated in other comprehensive income (loss) remained in accumulated other comprehensive income (loss) until the forecasted transaction was recognized in earnings or recognized in earnings immediately if the forecasted transaction was no longer probable. The Company recognized zero in the Predecessor fiscal year 2010 and $114,000 from de-designated cash flow hedges for the period from July 1, 2010 to November 4, 2010. Changes in the value of derivative instruments after de-designation were recorded in other income (expense) and amounted to $(107,000) in Predecessor fiscal year 2010 and $47,000 for the period from July 1, 2010 to November 4, 2010.

        The effects of derivative instruments on other comprehensive income (loss) ("OCI") and on the statement of comprehensive income (loss) for Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010, were as follows (in thousands):

	Year ended June 30, 2010		Period from July 1, 2010 to November 4, 2010
	Loss Recognized in OCI	Loss Reclassified From OCI and Recognized in Earnings	Gain Recognized in OCI	Gain Reclassified From OCI and Recognized in Earnings
Cash flow hedges:
Commodity purchase contracts	$(47)	$(1,555)	$142	$99

        The amounts reclassified from OCI and recognized in earnings are included in other income (expense).

Note 11—Commitments and Contingencies

        The Company leases various manufacturing, warehousing and office facilities under non-cancelable operating lease agreements which expire at various dates through 2019. The Company also has a number of third party service providers covering aspects of the administration of the business, including procurement, contract manufacturing, logistics, transportation, warehousing, software maintenance, systems support and hosting. In its marketing and brand support, the Company employs sponsorships, television, print, digital and online advertising. In sourcing of these services the Company generally enters into enforceable and legally binding agreements specifying all significant terms, including quantity, price and the approximate timing of the provision of the good or service to the Company.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

Under its existing non-cancelable contracts, as of December 31, 2012 the Company is required to pay minimum annual payments as follows (in thousands):

Year Ended December 31,	Operating Leases	Procurement, Contract Manufacturing, Warehousing and Logistics Obligations	Software Maintenance, Systems Support and Hosting	Sponsorship and Media Agreements	Advisory Services and Monitoring
2013	$1,529	$17,961	$1,426	$15,200	$1,000
2014	1,260	4,419	940	1,470	1,000
2015	877	3,386	454	—	1,000
2016	712	3,125	113	—	1,000
2017	473	1,976	—	—	1,000
Thereafter	742	—	—	—	2,000

	$5,593	$30,867	$2,933	$16,670	$7,000

        Operating lease arrangements—Certain of the Company's operating lease agreements contain rent abatement and rent escalation clauses. The Company expenses rent on a straight-line basis over the life its leases, which commences on the date the Company has the right to control leased property. Certain of the Company's facility operating lease agreements also provide for additional conditional payments in connection with the lease of the property (e.g., share of operating expenses, insurance, and real estate taxes). These additional payments are not included in the summary of above.

        Rental expense for all operating leases was (in thousands):

CONSOLIDATED			COMBINED
Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
$2,773	$1,966	$431	$254	$952

        Procurement, contract manufacturing, warehousing and logistics obligations—The Company secures procurement capabilities, its warehousing facilities and attendant services, and logistics and transportation expertise under several contracts extending into 2017. These outsourcing arrangements typically provide for a base fee and variable costs determined with reference volume or the provision of additional services, and terms providing for termination for convenience on 120 days' notice and the payment of stipulated fees and additional costs. Only fixed or base fees on an ongoing basis for the term of the contracted services are included in the above summary. Further, the Company has ongoing relationships with various suppliers who procure, manufacture and/or package the Company's products ("Contract Manufacturers"). Certain of the Company's Contract Manufacturers maintain title and control of raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company's customers or third party distribution centers in accordance with agreed upon shipment terms. The Company purchases and maintains title and control of raw materials and components packaged by other of its Contract Manufacturers and is only

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

obligated further for the services themselves. The Company typically does not have definitive minimum purchase obligations included in the contract terms with its Contract Manufacturers or other raw material or component suppliers. In the ordinary course of business, supply and service needs are communicated by the Company to its Contract Manufacturers based on orders and short-term projections, ranging typically three months. The Company is committed to purchase the products produced by the Contract Manufacturers based on the projections provided.

        Software maintenance, systems support and hosting—The Company outsources much of its information technology infrastructure. These arrangements typically provide for a base or fixed fee and additional costs associated with added systems users and supplementary services, and terms providing for early contract termination with notice and the payment of stipulated fees. Only fixed or base fees on an ongoing basis for the term of the contracted services are included in the above summary.

        Sponsorship and media agreements—The Company's marketing campaigns rely heavily on racing and rally sponsorships, promotional events, television, print and online advertising. Sponsorship commitments extend into 2014 and the Company's media plan through 2013.

        Advisory Services and Monitoring Agreement—Under the Company's Advisory Services and Monitoring Agreement, Avista is providing the Company ongoing advisory services with respect to strategic business plans, corporate development and financial monitoring.

Note 12—Litigation and Other Legal Matters

        The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial statements taken as a whole.

        In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company has agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in costs related to the contract claim. As of December 31, 2012 and 2011, the Company has accrued a $2,500,000 long-term liability related to this contingency.

Note 13—Common Stock

        The Company has one thousand shares of $0.01 par value common stock authorized, issued and outstanding at December 31, 2012 and 2011. Through Intermediate, Parent indirectly owns all of the Company's common stock. 99.3% of Parent's issued and outstanding common stock is owned by Avista, with the remaining aggregate 0.7% owned by certain members of management and the Board of Directors ("Management Stockholders") and purchased in connection with the Acquisition.

  Repurchase right

        Under the terms of the Stockholders' Agreement dated November 5, 2010 among Parent, Avista, and the Management Stockholders, Parent has the option but not an obligation to repurchase all of the shares of Parent common stock held by former Company employees whether acquired directly on Acquisition or issued pursuant to the exercise of stock options to former Company employees who

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 13—Common Stock (Continued)

terminate employment under certain circumstances. The purchase price of the Parent's call option as prescribed in the Stockholders' Agreement is to be determined through a valuation of Parent common stock on a minority, non-marketable interest basis or, under certain circumstances, based on cost, as defined therein. As there is no active market for Parent's common stock, the Company estimates the fair value of its common stock as determined by the Board of Directors in good faith. If a participant in the 2010 AAG Option Plan were to terminate employment with the Company, the Parent's exercise of its repurchase right under the Stockholders' Agreement on shares received by the former Company employee through the exercise of stock options may require equity awards to be expensed in the Company's statement of comprehensive (loss) income in the period in which the termination occurs.

Note 14—Share Based Compensation Plans

        The following table presents details of total share based compensation expense that is included in the Company's statements of comprehensive (loss) income (in thousands):

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cost of products sold	$13	$13	$1	$56	$192
Selling and administrative expenses	243	243	16	492	1,700
Research and development costs	10	10	1	38	133

Total share based compensation costs	$266	$266	$18	$586	$2,025

  Successor Period Share Based Plans

        In November 2010, the Company's Parent's Board of Directors approved the 2010 Stock Option Plan (the "2010 AAG Option Plan"), which authorized equity awards to be granted for up to 26,500,000 shares of Parent's common stock. Under the 2010 AAG Option Plan, certain management and key employees of the Company have been or may be granted a combination of time based and performance based options to purchase the Parent's common stock. Share based compensation expense related to employee grants under the 2010 AAG Option Plan has been reflected in these financial statements. As of December 31, 2012, equity awards for approximately 6,788,000 shares of Parent's common stock remain available for grant under the 2010 AAG Option Plan.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

        The Successor utilizes an option pricing method employing a Black Scholes model to estimate the fair value of stock options granted. The following weighted average assumptions were used for time based and performance based option grants in the Successor periods:

	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010
Expected life	6.5 years	6.5 years	6.5 years
Expected volatility	35.0%	50.0%	50.0%
Risk-free interest rate	0.91% - 1.36%	1.45% - 3.05%	1.53% - 2.26%
Dividend yield	0%	0%	0%

        Time based and performance based options expire ten years from the date of grant. The expected life of the stock options on the option grants during the Successor period is determined based on the average of the weighted vesting term and the contractual term of the options. The Company estimates stock option forfeitures based on historical data from the Predecessor and intends to adjust the rate to expected forfeitures with Company-specific experience. Expected volatility for the Successor period is determined consistently based on a five-company peer group, all of which have publicly traded stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury yield curve with a term similar to the expected remaining term of the option on the date of the grant. Dividend yield for the Successor period is determined based on projected annual dividend payments.

        The following table summarizes stock option activity for time based options under the 2010 AAG Option Plan for the Successor periods (in thousands, except per share and year amounts):

	Number of Time based Shares	Weighted- Average Exercise Price
Outstanding at November 5, 2010	—	$—
Granted	5,455	1.00

Non-vested at December 31, 2010	5,455	1.00
Granted	3,023	1.01
Forfeited	(1,582)	1.00
Vested	(1,029)	1.00

Non-vested at December 31, 2011	5,867	1.01
Granted	493	1.00
Forfeited	(354)	1.00
Vested	(1,298)	1.01

Non-vested at December 31, 2012	4,708	1.02
Vested and exercisable at December 31, 2012	2,142	1.00

Outstanding at December 31, 2012	6,850	1.01

        Under the 2010 AAG Option Plan, time based options vest ratably over the applicable service period—five years—on each anniversary of the date of grant and, regardless, immediately upon a

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

change in control event, subject to certain conditions. The Company recognizes share based compensation expense on a straight-line basis over the vesting period. There have been no vested, time based stock options exercised to date under the 2010 AAG Option Plan and no cash received. The weighted average fair value of time based options granted in 2012, 2011 and 2010 was $0.15, $0.21 and $0.21, respectively. The aggregate fair value of options vested in 2012 and 2011 was $269,000 and $214,000, respectively. At December 31, 2012, the total amount of unrecognized compensation cost for time based options granted is $1,151,000. At December 31, 2012, vested and exercisable options and total time based options outstanding have weighted average remaining contractual terms of 8.0 and 8.3 years, respectively, and carry no intrinsic value.

        The following table summarizes stock option activity for performance based options under the 2010 AAG Option Plan for the Successor periods (in thousands, except per share and year amounts):

	Number of Performance based Shares	Weighted- Average Exercise Price
Outstanding at November 5, 2010	—	$—
Granted	9,849	1.00

Non-vested at December 31, 2010	9,849	1.00
Granted	6,444	1.01
Forfeited	(3,445)	1.00

Non-vested at December 31, 2011	12,848	1.01
Granted	985	1.00
Forfeited	(971)	1.00

Non-vested and outstanding at December 31, 2012	12,862	1.01

        Under the 2010 AAG Option Plan, performance based options vest subject to a liquidity event (e.g., an initial public offering or change in control, as defined) and based upon the attainment of specified minimum returns on capital to Parent shareholders. Compensation expense on performance based option grants is not recognized until it is probable that the liquidity event will occur. For all Successor periods the Company did not recognize share based compensation expense related to its performance based grants given that the performance condition (a liquidity event) has not occurred in any of those period. The weighted average fair value of performance based options granted to-date has been $0.06. At December 31, 2012, the total amount of unrecognized compensation costs and the weighted average remaining contractual term for performance based options was $710,000 and 8.2 years, respectively.

  Predecessor Period Share based Compensation Plans

        As described more fully in Note 2, Clorox provided certain corporate services, including employee services for which total share based compensation costs of $419,000 and $1,898,000 for Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010, respectively, have been allocated to the Company.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

        The remainder of this section regarding Predecessor period plans addresses certain fully dedicated employees of the Predecessor who participated in various Clorox share based compensation plans during the Predecessor periods.

  2005 Clorox Stock Incentive Plan

        Certain fully dedicated Company employees participated in Clorox's 2005 Stock Incentive Plan (2005 Clorox Plan). Share based compensation costs and the related income tax benefits recognized for fully dedicated employees under the 2005 Clorox Plan for the Predecessor periods presented were classified as follows (in thousands):

	Year ended June 30, 2010	Period from July 1, 2010 to November 4, 2010
Cost of products sold	$12	$4
Selling and administrative expenses	107	32
Research and development costs	8	2

	$127	$38

Related income tax benefit	$49	$13

        The Predecessor calculated the fair value of each option award on the date of grant using the Black Scholes option pricing model. The following weighted- average assumptions were used for each respective Predecessor period:

	Year ended June 30, 2010	Period from July 1, 2010 to November 4, 2010
Expected life	5 years	5 years
Expected volatility	22.0%	20.6%
Risk-free interest rate	2.4%	1.5%
Dividend yield	3.60%	3.40%

        The expected life of the stock options during the Predecessor periods was based on observed historical exercise patterns. Groups of employees having similar historical exercise behavior were considered separately for valuation purposes. The Predecessor estimated stock option forfeitures based on historical data and adjusted the rate to expected forfeitures periodically. Adjustments of the forfeiture rate resulted in a cumulative catch-up adjustment in the period the forfeiture estimate was changed. The expected volatility of the Predecessor periods was based on implied volatility from publicly traded options on Clorox's stock at the date of grant, historical implied volatility of Clorox's publicly traded options and other factors. The risk-free interest rate was based on the implied yield on a U.S. Treasury yield curve with a term similar to the expected remaining term of the option on the date of the grant. The dividend yield assumed in the Predecessor periods was based on the projected annual Clorox dividend payments per share, divided by Clorox's stock price at the date of grant.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

        The following table summarizes stock option activity under the 2005 Clorox Plan as of and for the Predecessor periods (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at June 30, 2009	11,363	$56.17
Granted	2,260	57.25
Forfeited	(968)	60.17
Exercised	(285)	45.87

Outstanding at June 30, 2010	12,370	56.29	6.0 years	$76
Granted	3,040	66.48
Forfeited	(4,786)	63.73
Exercised	(1,932)	58.40

Outstanding at November 4, 2010	8,692	55.30	1.2 years	62

Options vested and exercisable at November 4, 2010	8,382	54.88	1.1 years	62

        The weighted average fair value per share of each option granted during Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010 and estimated at the grant date using the Black Scholes option-pricing model, was $8.28 and $8.11, respectively. The total intrinsic value of options exercised in Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010 was $5,000 and $17,000, respectively. Clorox received $2,000 and $6,000 from Company employees during Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010, respectively, from stock options exercised under the 2005 Clorox Plan.

        Stock option awards outstanding as of November 4, 2010, have generally been granted at prices that were either equal to or above the market value of the stock on the date of grant. Stock options outstanding as of November 4, 2010, generally vest over four years and expire no later than 10 years after the grant date. The Predecessor generally recognized compensation expense ratably over the vesting period. At November 4, 2010, there was $56,000 of total unrecognized compensation cost related to non-vested options, which was expected to be recognized over a remaining weighted average vesting period of two years, subject to forfeitures. Aggregate intrinsic value for the Predecessor period's options was calculated as the difference between the exercise price of the underlying awards and the quoted price of Clorox's common stock.

  Performance Units

        The Predecessor's performance unit grants provided for the issuance of common stock to certain managerial staff and executive management if the Predecessor achieved certain performance targets. The performance unit grants vested after three years. Performance unit grants prior to July 1, 2009 received dividend distributions during their vesting periods. Performance unit grants after July 1, 2009 received dividends earned during the vesting period upon vesting. The fair value of each grant issued was estimated on the date of grant based on the current market price of Clorox's stock. The total amount of compensation expense recognized reflects estimated forfeiture rates, and the initial assumption that performance goals would be achieved. Compensation expense was adjusted quarterly

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

based on management's assessment of the probability that performance goals would be achieved. If such goals were not met or it was determined that achievement of performance goals was not probable, any previously recognized compensation expense was reversed. If it was determined that the performance goals would be exceeded, additional compensation expense was recognized.

        The number of shares issued would be dependent upon vesting and the achievement of specified performance targets. At November 4, 2010, there was $109,000 of total unrecognized compensation cost related to non-vested performance unit grants which was expected to be recognized over a remaining weighted average performance period of two years. The weighted average grant-date fair value of awards granted was $57.25 and $66.48, per share for Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010, respectively.

        The following table summarizes performance unit award activity for Predecessor fiscal year 2010 and the period from July 1, 2010 to and as of November 4, 2010 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Outstanding at June 30, 2009	3,945	62
Granted	980	57
Vested	(1,875)	62
Forfeited	(540)	61

Outstanding at June 30, 2010	2,510	61
Granted	1,210	66
Vested	(910)	61
Forfeited	(2,390)	63

Outstanding at November 4, 2010	420	61

        The total fair value of performance units vested and distributed was $115,000 and $74,000 during Predecessor fiscal year 2010 and the period from July 1, 2010 to November 4, 2010, respectively. Any options that were not vested as of the date of the Acquisition were forfeited.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes

        The (benefit) provision for income taxes on (loss) earnings before income taxes, by tax jurisdiction, consisted of the following (in thousands):

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended December 31, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$1,425	$1,323	$7	$4,781	$26,753
State	364	994	83	1,014	4,272
Foreign	1,783	104	78	1,269	2,661

Total current	3,572	2,421	168	7,064	33,686
Deferred:
Federal	(11,060)	(12,069)	(7,037)	1,657	525
State	1,206	(1,343)	(861)	7	36
Foreign	(758)	(714)	(520)	—	30

Total deferred	(10,612)	(14,126)	(8,418)	1,664	591

Total	$(7,040)	$(11,705)	$(8,250)	$8,728	$34,277

        The components of (loss) earnings before income taxes, by tax jurisdiction, were as follows (in thousands):

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
United States	$(24,880)	$(20,823)	$(29,395)	$20,685	$82,371
Foreign	(27,961)	(8,550)	(971)	4,167	7,931

	$(52,841)	$(29,373)	$(30,366)	$24,852	$90,302

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate on (loss) earnings before income taxes follows:

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Non-deductible impairment of goodwill	(12.3)	—	—	—	—
State taxes (net of federal tax benefits)	(1.9)	0.8	1.7	2.7	3.1
Foreign rate differential	(3.0)	2.9	—	—	—
Domestic production activities deduction	0.6	—	—	(1.7)	(0.5)
Acquisition related	0.4	(0.6)	(8.6)	—	—
Other differences	(5.6)	1.7	(0.9)	(0.9)	0.4

Effective tax rate	13.3%	39.8%	27.2%	35.1%	38.0%

        The Company's effective benefit rate for 2012 differs from the statutory rate primarily due to the non-deductibility of goodwill impairment charges. Other items impacting the Company's effective benefit rate relate primarily to state taxes, differences in the foreign rates when compared to the statutory rate and adjustments resulting from the filing of the income tax returns.

        Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accrual and reserves	$1,718	$1,014
Inventory costs	2,743	2,861
Acquisition related	2,438	2,613
Net operating losses	1,190	1,221
Other	42	—

Total deferred tax assets	8,131	7,709

Deferred tax liabilities:
Fixed and intangible assets	(108,947)	(119,137)

Total deferred tax liabilities	(108,947)	(119,137)

Net deferred tax liabilities	$(100,816)	$(111,428)

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

        The net deferred tax assets and liabilities are included in the balance sheets as follows (in thousands):

	December 31, 2012	December 31, 2011
Current deferred tax assets	$4,315	$5,061
Non-current deferred tax liabilities	(105,131)	(116,489)

Net deferred tax liabilities	$(100,816)	$(111,428)

        The Company periodically reviews its deferred tax assets for recoverability. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The valuation allowance at December 31, 2012 and 2011 was not significant. As of December 31, 2012, the Company had aggregate foreign net operating losses of approximately $4,921,000 which expire in varying amounts beginning in 2015.

        In June 2008, Clorox reached settlement with the Internal Revenue Service (IRS) resolving tax issues originally arising in 2002. As a result of the settlement agreement, Clorox paid $1,972,000 in federal taxes and interest for 2002 in the fourth quarter of Predecessor fiscal year 2008. The Predecessor had previously provided for these uncertain tax positions. In the first quarter of Predecessor fiscal year 2010, Clorox paid federal tax and interest of $1,237,000 related to the 2004 and 2006 tax years. No tax benefits had previously been recognized for the issues related to the 2004 and 2006 tax settlements. No tax benefits had previously been recognized for the issues related to the 2003 tax settlement. In the period from July 1, 2010 to November 4, 2010, the Company was refunded net federal tax and interest of $1,370,000 related to the 2003, 2004 and 2006 tax years.

        In connection with Acquisition, Clorox has agreed to indemnify the Company for any taxes and interest associated with the Predecessor periods.

        The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2012 and December 31, 2011, the total balance of accrued interest and penalties related to uncertain tax positions was $150,000 and $136,000, respectively. For the Predecessor year ended June 30, 2010 interest and penalties included in income tax expense were not significant.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

        The following is a reconciliation of the beginning and ending amounts of the Company's gross unrecognized tax benefits (in thousands):

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Unrecognized tax benefits—beginning of period	$417	$586	$586	$586	$471
Gross increases—tax positions in prior periods	—	—	—	—	78
Gross increase—current period tax positions	75	—	—	—	37
Settlements	(113)	(169)	—	—	—

Unrecognized tax benefits—end of period	$379	$417	$586	$586	$586

        As of December 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefits was $379,000, and $417,000, respectively, which would affect the effective tax rate, if recognized. Of the amounts above, $417,000 relates to periods which were included within Clorox tax returns. An offsetting receivable has been recorded in other assets for the Clorox indemnity as of December 31, 2012 and 2011.

        The U.S. federal tax return filed by the Successor for 2010 is subject to examination by the IRS.

        In the twelve months succeeding December 31, 2012, the Company does not expect total unrecognized tax benefits to significantly change. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

        The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. No provision has been made for U.S. income taxes or foreign withholding taxes on $0.7 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 31, 2012 since the Company intends to indefinitely reinvest these earnings outside the U.S. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the Company's U.S. entity, the Company would be subject to additional U.S. income taxes and foreign withholding taxes would be reduced by available foreign tax credits.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Retirement Income and Health Benefit Plans

Defined Contribution Plans

        During the Predecessor periods, certain employees of the Company participated in Clorox's defined contribution plans. The Predecessor period plans had two components, a 401(k) component and a profit-sharing component. Employee contributions made to the 401(k) component were partially matched with Clorox contributions. Clorox contributions to the profit-sharing component above 3% of employee eligible earnings were discretionary and were based on certain Clorox performance targets for eligible employees. The Successor established a defined contribution plan in the United States for the Company's employees that contains two components, a 401(k) component and a profit-sharing component, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code ("IRC"). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The Plan provides for employer matching contributions to be made up to $1,000 per year and profit sharing contributions at the discretion of the Board of Directors. The Company's aggregate cost of the defined contribution plans was:

CONSOLIDATED			COMBINED
Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
$1,702	$1,084	$3	$184	$567

Predecessor Defined Benefit Pension and Postretirement Plans

        During the Predecessor periods, substantially all employees of the Company were participants in various defined benefit pension plans and postretirement plans administered and sponsored by Clorox. Benefits under the pension plans were based primarily on years of service and employees' compensation. The postretirement plans provide associates with health care and life insurance benefits upon retirement.

        As discussed in Note 1, the Predecessor period financial statements reflect the plans on a multi-employer basis in accordance with accounting guidance on employers' accounting for pensions. As such, Clorox's actuarially determined total pension costs, which include service costs, interest costs and amortization of actuarial gains/losses, are allocated to the Predecessor based on a ratio of the Company's salary expense to Clorox's salary expense. The Company believes this methodology is a reasonable basis of allocation. For Predecessor fiscal year 2010 and for the period from July 1, 2010 to November 4, 2010, the amount of pension expense allocated to the Predecessor from Clorox for Company employees participating in Clorox pension plans was approximately $109,000 and $83,000, respectively.

        Additionally, Clorox allocated costs associated with the postretirement plans based upon a ratio of the Predecessor's salary expense to Clorox's salary expense. The Company believes this methodology is a reasonable basis of allocation. For the year ended June 30, 2010 and for the period from July 1, 2010 to November 4, 2010, the amount of postretirement expense allocated to the Predecessor from Clorox for Company employees participating in Clorox's postretirement plans was approximately $55,000 and $78,000 respectively.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Retirement Income and Health Benefit Plans (Continued)

        In connection with Acquisition, the Successor did not assume any liabilities or obligations for pension or other post-retirement benefits to Company employees for Predecessor plans.

Note 17—Segment Data

        The Company manages its business through two geographic segments: North America and International.

  •
  North America—consists of auto-care products marketed and sold in the United States and Canada. Products within this segment include auto-care products primarily under the Armor All® and STP® brands.

  •
  International—consists of products sold outside North America, including Australia, Europe and other international locations. Products within this segment include auto-care products primarily under the Armor All and STP, brands.

        The Company does not allocate its cost of products sold—acquisition related, acquisition related charges, amortization of intangible assets or interest expense between its North America and International segments but includes them in the tables below under Corporate in order to reconcile the North America and International segments' performance to the Company's Statements of Comprehensive (Loss) Income. All intersegment sales are eliminated and are not included in the Company's reportable segments' net sales.

        The following summarizes the financial performance of the Company's operating segments (in thousands):

	Year ended December 31, 2012 (Successor)
	North America	International	Corporate	Consolidated
Net sales	$231,938	$74,530	$—	$306,468
Earnings (loss) before income taxes(1)	48,909	(16,162)	(85,588)	(52,841)
Capital expenditures	6,481	1,217	—	7,698
Depreciation and amortization	5,622	431	36,701	42,754
Share based compensation	256	10	—	266

(1)
During the fourth quarter of 2012, the Company recorded a $24,117,000 non-cash impairment charge on goodwill allocated to its Europe, Middle East and Africa reporting unit and its Australia and New Zealand reporting unit, both reporting units being included within the Company's international segment. See Notes 1 and 7.

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

	Year ended December 31, 2011 (Successor)
	North America	International	Corporate	Consolidated
Net sales	$212,114	$69,202	$—	$281,317
Earnings (loss) before income taxes	33,327	27,553	(90,253)	(29,373)
Capital expenditures	11,986	1,025	—	13,011
Depreciation and amortization	7,454	1,107	36,701	45,262
Share based compensation	256	10	—	266

	Period from November 5, 2010 to December 31, 2010 (Successor)
	North America	International	Corporate	Consolidated
Net sales	$28,611	$6,403	$—	$35,014
Earnings (loss) before income taxes	6,925	(919)	(36,372)	(30,366)
Capital expenditures	1,497	42	—	1,539
Depreciation and amortization	1,046	79	5,709	6,834
Share based compensation	17	1	—	18

	Period from July 1, 2010 to November 4, 2010 (Predecessor)
	North America	International	Consolidated
Net sales	$68,080	$26,261	$94,341
Earnings before income taxes	19,703	5,149	24,852
Capital expenditures	1,463	—	1,463
Depreciation and amortization	804	88	892
Share based compensation	586	—	586

	Year ended June 30, 2010 (Predecessor)
	North America	International	Consolidated
Net sales	$233,163	$66,374	$299,537
Earnings before income taxes	79,685	10,617	90,302
Capital expenditures	2,312	—	2,312
Depreciation and amortization	2,154	256	2,410
Share based compensation	2,025	—	2,025

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

        The following is a summary of sales by product categories for the Company's North America segment (in thousands):

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
North America:
Appearance products	$168,782	$152,035	$18,257	$43,441	$160,651
Performance chemicals products	63,156	60,079	10,354	24,639	72,512

Total net sales	$231,938	$212,114	$28,611	$68,080	$233,163

        The Company has not historically tracked net sales by product categories for its International segment.

        The Company has three products that have accounted for 10% or more of total net sales:

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Armor-All® wipes	16%	18%	12%	17%	20%
Armor-All® protectant	21%	26%	16%	23%	24%
STP® fuel and oil additives	20%	19%	24%	26%	23%

        The Company has operations in the United States and abroad, including Canada, Europe, Australia and other international locations. Net sales based on geography are summarized as follows (in thousands):

	CONSOLIDATED			COMBINED
	Year ended December 31, 2012	Year ended December 31, 2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended December 31, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U.S.	$209,557	$191,436	$27,594	$63,340	$212,603
Canada	22,381	20,678	1,017	4,740	20,560
Europe	24,518	22,270	1,647	8,328	25,488
Australia and rest of world	50,012	46,933	4,756	17,933	40,886

Total net sales	$306,468	$281,317	$35,014	$94,341	$299,537

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

        Long lived, tangible assets based on geography are summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
U.S.	$28,079	$27,096
Rest of world	3,394	2,809

Total long lived tangible assets	$31,473	$29,905

        The Company does not allocate intangible assets or debt and its associated deferred financing costs to its North America and International segments but includes them as Corporate balance sheet items. The following summarizes total assets of the Company's operating segments (in thousands):

	December 31, 2012	December 31, 2011
North America	$128,461	$122,609
International	30,424	25,445
Corporate	721,872	779,422

Total assets	$880,757	$927,476

Note 18—Financial Information for the Company and Its Subsidiaries

        The Company's payment obligations under the Senior Notes are guaranteed, jointly and severally, by all of the Company's wholly owned domestic subsidiaries that guarantee the obligations of the Company under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Company conducts substantially all of its business through its subsidiaries. In servicing payments to be made on the Senior Notes and other indebtedness, and to satisfy other liquidity requirements, the Company will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to the Company will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

        The following supplemental consolidating financial information sets forth, on a combining basis, balance sheets, statements of comprehensive income (loss) and statements of cash flows for the Company, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Company and its subsidiaries. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."

        The comparative Condensed Consolidating Balance Sheet as of December 31, 2011 has been adjusted to report intangible brand assets in the Condensed Consolidated Financial Statements of the Combined Guarantor Subsidiaries with no effect on total assets or shareholder's equity of the Combined Guarantor Subsidiaries as of December 31, 2011. However, the adjustment did decrease the total assets and Shareholder's equity of the Combined Non-Guarantor Subsidiaries by $22,297,000 as of

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

December 31, 2011. The adjustment has no impact on the comprehensive income of the Issuer, Combined Guarantor Subsidiaries or Combined Non-Guarantor Subsidiaries.

        The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a standalone basis.

Condensed Consolidating Balance Sheet
Year Ended December 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$1,477	$—	$2,729	$—	$4,206
Accounts receivable	105	49,635	19,862	—	69,602
Inventory	—	31,718	10,726	—	42,444
Other current assets	50,116	(38,357)	1,132	—	12,891

Total current assets	51,698	42,996	34,449	—	129,143
Property, plant and equipment	8,682	19,397	3,394	—	31,473
Goodwill	—	310,577	51,639	—	362,216
Intangible assets	—	307,401	45,887	(383)	352,905
Investment in subsidiaries	687,226	122,893	—	(810,119)	—
Other assets	4,943	77	—	—	5,020

Total assets	$752,549	$803,341	$135,369	$(810,502)	$880,757

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$888	$8,868	$3,402	$—	$13,158
Accrued expenses and other current liabilities	12,397	7,215	8,959	—	28,571
Due to Clorox	—	22	115	—	137
Due to Parent	795	—	—	—	795
Notes payable, current portion	279	—	—	—	279

Total current liabilities	14,359	16,105	12,476		42,940
Notes payable, less current portion and discount	553,581	—	—	—	553,581
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	100,010	—	—	105,131

Total liabilities	575,561	116,115	12,476	—	704,152
Shareholder's equity	176,988	687,226	122,893	(810,502)	176,605

Total liabilities and shareholder's equity	$752,549	$803,341	$135,369	$(810,502)	$880,757

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
Year Ended December 31, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$—	$—	$4,935	$—	$4,935
Accounts receivable	766	42,421	11,113	—	54,300
Inventory	—	29,364	7,886	—	37,250
Due from Clorox	(244)	11,433	538	—	11,727
Other current assets	7,370	542	2,025	—	9,937

Total current assets	7,892	83,760	26,497	—	118,149
Property, plant and equipment	9,102	17,994	2,809	—	29,905
Goodwill	—	310,576	74,217	—	384,793
Intangible assets	—	336,378	51,574	223	388,175
Investment in subsidiaries	741,781	149,489	—	(891,270)	—
Other assets	6,450	—	4	—	6,454

Total assets	$765,225	$898,197	$155,101	$(891,047)	$927,476

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Book overdraft	$1,987	$—	$—	$—	$1,987
Accounts payable	2,519	4,419	1,668	—	8,606
Accrued expenses and other current liabilities	13,651	5,097	3,866	—	22,614
Income taxes payable	(33,788)	35,531	78	—	1,821
Due to Parent	795	—	—	—	795
Notes payable, current portion	470	—	—	—	470

Total current liabilities	(14,366)	45,047	5,612		36,293
Notes payable, less current portion and discount	553,861	—	—	—	553,861
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,120	111,369	—	—	116,489

Total liabilities	547,115	156,416	5,612	—	709,143
Shareholder's equity	218,110	741,781	149,489	(891,047)	218,333

Total liabilities and shareholder's equity	$765,225	$898,197	$155,101	$(891,047)	$927,476

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Year Ended December 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$154	$255,078	$79,693	$(28,457)	$306,468
Cost of products sold	—	137,302	58,725	(28,457)	167,570

Gross profit	154	117,776	20,968	—	138,898
Operating expenses:
Selling and administrative expenses	23,788	13,434	11,084	—	48,306
Advertising costs	—	24,296	6,776	—	31,072
Research and development costs	—	2,211	—	—	2,211
Amortization of acquired intangible assets	—	30,181	6,520	—	36,701
Goodwill impairment	—	—	24,117	—	24,117

Total operating expenses	23,788	70,122	48,497	—	142,407

Operating (loss) profit	(23,634)	47,654	(27,529)	—	(3,509)
Non-operating expenses (income):
Interest expense	48,887	—	—	—	48,887
Other (income) expense	61	(48)	432	—	445

(Loss) earnings before income taxes	(72,582)	47,702	(27,961)	—	(52,841)
(Benefit) provision for income taxes	(2,751)	(5,312)	1,023	—	(7,040)
Equity earnings (loss) of subsidiaries, net of taxes	24,030	(28,984)	—	4,954	—

Net (loss) earnings	$(45,801)	$24,030	$(28,984)	$4,954	$(45,801)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	3,807	3,807	3,807	(7,614)	3,807

Comprehensive (loss) income	$(41,994)	$27,837	$(25,117)	$(2,660)	$(41,994)

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Year Ended December 31, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$233,176	$77,870	$(29,729)	$281,317
Cost of products sold	—	123,721	59,122	(29,729)	153,114
Cost of products sold—acquisition related	—	4,439	—	—	4,439

Gross profit	—	105,016	18,748	—	123,764
Operating expenses:
Selling and administrative expenses	17,475	11,766	10,999	—	40,240
Advertising costs	—	17,941	6,758	—	24,699
Research and development costs	—	2,307	—	—	2,307
Amortization of acquired intangible assets	—	30,181	6,520	—	36,701
Acquisition related charges	1,020	—	—	—	1,020

Total operating expenses	18,495	62,195	24,277	—	104,967

Operating (loss) profit	(18,495)	42,821	(5,529)	—	18,797
Non-operating expenses (income):
Interest expense	48,090	—	—	—	48,090
Other (income) expense	(64)	(95)	239	—	80

(Loss) earnings before income taxes	(66,521)	42,916	(5,768)	—	(29,373)
(Benefit) provision for income taxes	(35,194)	24,099	(610)	—	(11,705)
Equity earnings (loss) of subsidiaries, net of taxes	13,659	(5,158)	—	(8,501)	—

Net (loss) earnings	$(17,668)	$13,659	$(5,158)	$(8,501)	$(17,668)

Other comprehensive (loss) income:
Foreign currency translation loss	(2,007)	(2,007)	(2,007)	4,014	(2,007)

Comprehensive (loss) income	$(19,675)	$11,652	$(7,165)	$(4,487)	$(19,675)

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Period from November 5, 2010 to December 31, 2010

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$48,109	$5,060	$(18,155)	$35,014
Cost of products sold	—	37,012	1,726	(18,155)	20,583
Cost of products sold—acquisition related	—	7,229	—	—	7,229

Gross profit	—	3,868	3,334	—	7,202
Operating expenses:
Selling and administrative expenses	383	3,519	1,520	—	5,422
Advertising costs	—	595	1,645	—	2,240
Research and development costs	—	609	—	—	609
Amortization of acquired intangible assets	—	4,695	1,014	—	5,709
Acquisition related charges	16,026	—	—	—	16,026

Total operating expenses	16,409	9,418	4,179	—	30,006

Operating profit (loss)	(16,409)	(5,550)	(845)	—	(22,804)
Non-operating expenses (income):
Interest expense	7,350	—	—	—	7,350
Other expense (income)	58	—	154	—	212

Loss before income taxes	(23,817)	(5,550)	(999)	—	(30,366)
Benefit for income taxes	(5,643)	(2,165)	(442)	—	(8,250)
Equity earnings of subsidiaries, net of taxes	(3,942)	(557)	—	4,499	—

Net loss	$(22,116)	$(3,942)	$(557)	$4,499	$(22,116)

Other comprehensive (loss) income:
Foreign currency translation loss	(360)	(360)	(360)	720	(360)

Comprehensive (loss) income	$(22,476)	$(4,302)	$(917)	$5,219	$(22,476)

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Combining Statement of Comprehensive Income
Period from July 1, 2010 to November 4, 2010

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Total Combined
Net sales	$70,932	$23,409	$94,341
Cost of products sold	36,333	13,868	50,201

Gross profit	34,599	9,541	44,140
Operating expenses:
Selling and administrative expenses	8,239	2,677	10,916
Advertising costs	5,073	2,509	7,582
Research and development costs	1,063	—	1,063
Amortization of acquired intangible assets	1	—	1
Restructuring benefits	(146)	—	(146)

Total operating expenses	14,230	5,186	19,416

Operating profit	20,369	4,355	24,724
Non-operating expenses (income):
Other expense (income)	(316)	188	(128)

Earnings before income taxes	20,685	4,167	24,852
Provision for income taxes	7,459	1,269	8,728

Net earnings	$13,226	$2,898	$16,124

Other comprehensive income:
Foreign currency translation gain	—	111	111
Change in valuation of derivatives and amortization of hedge contracts	37	—	37

Comprehensive income	$13,263	$3,009	$16,272

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Combining Statement of Comprehensive Income
Year Ended June 30, 2010

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Total Combined
Net sales	$227,971	$71,566	$299,537
Cost of products sold	100,120	47,552	147,672

Gross profit	127,851	24,014	151,865
Operating expenses:
Selling and administrative expenses	25,719	8,309	34,028
Advertising costs	17,959	6,035	23,994
Research and development costs	3,289	—	3,289
Amortization of acquired intangible assets	3	—	3
Restructuring costs	11	—	11

Total operating expenses	46,981	14,344	61,325

Operating profit	80,870	9,670	90,540
Non-operating expenses (income):
Other expense (income)	(1,501)	1,739	238

Earnings before income taxes	82,371	7,931	90,302
Provision for income taxes	31,586	2,691	34,277

Net earnings	$50,785	$5,240	$56,025

Other comprehensive income:
Foreign currency translation gain	—	526	526
Change in valuation of derivatives and amortization of hedge contracts	942	—	942

Comprehensive income	$51,727	$5,766	$57,493

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net earnings (loss)	$(45,801)	$24,030	$(28,984)	$4,954	$(45,801)
Adjustments:
Depreciation and amortization	5,651	33,958	7,204	—	46,813
Goodwill impairment	—	—	24,117	—	24,117
Share based compensation	266	—	—	—	266
Deferred income taxes	—	(11,360)	748	—	(10,612)
Equity (loss) earnings of subsidiaries, net of taxes	(24,030)	28,984	—	(4,954)	—
Other	—	157	—	—	157
Cash effect of changes, net of acquisition effects, in:
Receivables	661	(7,214)	(8,749)	—	(15,302)
Inventory	—	(2,354)	(2,840)	—	(5,194)
Due from Clorox	(244)	11,455	653	—	11,864
Other current assets	(40,890)	38,822	1,315	—	(753)
Accounts payable and accrued liabilities	(2,885)	6,567	6,827	—	10,509
Book overdraft	(1,987)	—	—	—	(1,987)
Income taxes payable	31,173	(35,531)	(78)		(4,436)
Intercompany	83,755	(81,930)	(820)	(402)	603

Net cash (used in) provided by operating activities	5,669	5,584	(607)	(402)	10,244

Cash flows from investing activities:
Capital expenditures	(1,453)	(4,976)	(1,269)	—	(7,698)

Net cash used in investing activities	(1,453)	(4,976)	(1,269)	—	(7,698)

Cash flows from financing activities:
Borrowings under revolver	64,001	—	—	—	64,001
Payments on revolver	(64,001)	—	—	—	(64,001)
Principal payments on notes payable	(3,000)	—	—	—	(3,000)
Debt financing costs	(350)	—	—	—	(350)

Net cash used in financing activities	(3,350)	—	—	—	(3,350)

Effect of exchange rate on cash	611	(608)	(330)	402	75

Net (decrease) increase in cash	1,477	—	(2,206)	—	(729)
Cash at beginning of period	—	—	4,935	—	4,935

Cash at end of period	$1,477	$—	$2,729	$—	$4,206

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net earnings (loss)	$(17,668)	$13,659	$(5,158)	$(8,501)	$(17,668)
Adjustments:
Depreciation and amortization	4,316	33,319	7,627	—	45,262
Share based compensation	266	—	—	—	266
Deferred income taxes	(1,716)	(12,410)	—	—	(14,126)
Equity (loss) earnings of subsidiaries, net of taxes	(13,659)	5,158	—	8,501	—
Other	—	80	295		375
Cash effect of changes, net of acquisition effects, in:
Receivables, net	(615)	(15,881)	(2,438)	—	(18,934)
Inventory	—	(932)	1,904	—	972
Due from Clorox	(820)	(7,807)	(1,426)	—	(10,053)
Other current assets	1,040	(541)	(975)	—	(476)
Book overdraft	1,987	—	—	—	1,987
Accounts payable and accrued liabilities	8,855	(6,044)	(512)	—	2,299
Intercompany receivable / payable	34,712	(40,710)	5,612	386	—
Income taxes payable	(35,142)	35,448	—	—	306

Net cash (used in) provided by operating activities	(18,444)	3,339	4,929	386	(9,790)

Cash flows from investing activities:
Capital expenditures	(8,647)	(3,339)	(1,025)	—	(13,011)

Net cash used in investing activities	(8,647)	(3,339)	(1,025)	—	(13,011)

Cash flows from financing activities:
Borrowings under revolver	29,500	—	—	—	29,500
Payments on revolver	(29,500)	—	—	—	(29,500)
Principal payments on notes payable	(3,000)	—	—	—	(3,000)
Advance from Parent	795	—	—	—	795
Debt financing costs	(670)	—	—	—	(670)

Net cash used in financing activities	(2,875)	—	—	—	(2,875)

Effect of exchange rate on cash	—	—	(704)	(386)	(1,090)

Net (decrease) increase in cash	(29,966)	—	3,200	—	(26,766)
Cash at beginning of period	29,966	—	1,735	—	31,701

Cash at end of period	$—	$—	$4,935	$—	$4,935

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Period from November 5, 2010 to December 31, 2010

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss	$(22,116)	$(3,942)	$(557)	$4,499	$(22,116)
Adjustments:
Depreciation and amortization	569	5,219	1,046	—	6,834
Share based compensation	18	—	—	—	18
Deferred income taxes	(6,400)	(1,498)	(520)	—	(8,418)
Equity earnings of subsidiaries, net of taxes	3,942	557	—	(4,499)	—
Other	1,400	108	—	—	1,508
Cash effect of changes, net of acquisition effects, in:
Receivables, net	(151)	(34,174)	1,811	—	(32,514)
Inventory	—	14,408	(1,043)	—	13,365
Due from Clorox	1,064	(3,626)	888	—	(1,674)
Other current assets	(1,030)	1,397	(402)	—	(35)
Accounts payable and accrued liabilities	12,681	7,545	6,045	—	26,271
Intercompany receivable / payable	(9,867)	15,462	(5,610)	15	—
Income taxes payable	6	83	78	—	167

Net cash (used in) provided by operating activities	(19,884)	1,539	1,736	15	(16,594)

Cash flows from investing activities:
Capital expenditures	—	(1,539)	—	—	(1,539)
Acquisition, net	(754,616)	(36,573)	(36,573)	73,146	(754,616)

Net cash used in investing activities	(754,616)	(38,112)	(36,573)	73,146	(756,155)

Cash flows from financing activities:
Proceeds from issuance of common stock	258,800	36,573	36,573	(73,146)	258,800
Borrowings under term loan facility, net of discount	290,250	—	—	—	290,250
Proceeds from bond issuance, net of discount	264,375	—	—	—	264,375
Debt financing costs	(8,959)	—	—	—	(8,959)

Net cash provided by (used in) financing activities	804,466	36,573	36,573	(73,146)	804,466

Effect of exchange rate on cash	—	—	(1)	(15)	(16)

Net increase in cash	29,966	—	1,735	—	31,701
Cash at beginning of period	—	—	—	—	—

Cash at end of period	$29,966	$—	$1,735	$—	$31,701

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Combining Statement of Cash Flows
Period from July 1, 2010 to November 4, 2010

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Total Combined
Cash flows from operating activities:
Net earnings	$13,226	$2,898	$16,124
Adjustments:
Depreciation and amortization	803	89	892
Share based compensation	586	—	586
Deferred income taxes	1,729	—	1,729
Restructuring	85	—	85
Other	388	(100)	288
Cash effect of changes, net of acquisition effects, in:
Receivables, net	15,605	(89)	15,516
Inventory	(3,276)	(2,051)	(5,327)
Other current assets	411	22	433
Accounts payable and accrued liabilities	(7,785)	(2,323)	(10,108)
Income taxes payable	(24,121)	(1,392)	(25,513)

Net cash provided by operating activities	(2,349)	(2,946)	(5,295)

Cash flows from investing activities:
Capital expenditures	(1,409)	(54)	(1,463)

Net cash used in investing activities	(1,409)	(54)	(1,463)

Cash flows from financing activities:
Distributions to Clorox	3,758	3,000	6,758

Net cash used in financing activities	3,758	3,000	6,758

Effect of exchange rate on cash	—	—	—

Net increase in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Combining Statement of Cash Flows
Year Ended June 30, 2010

	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Total Combined
Cash flows from operating activities:
Net earnings	$50,785	$5,240	$56,025
Adjustments:
Depreciation and amortization	2,154	256	2,410
Share based compensation	2,025	—	2,025
Deferred income taxes	561	30	591
Restructuring	256	—	256
Other	(237)	275	38
Cash effect of changes, net of acquisition effects, in:
Receivables, net	(32,735)	1,119	(31,616)
Inventory	(5,129)	1,184	(3,945)
Other current assets	40	185	225
Accounts payable and accrued liabilities	4,521	126	4,647
Income taxes payable	5,169	714	5,883

Net cash provided by operating activities	27,410	9,129	36,539

Cash flows from investing activities:
Capital expenditures	(2,237)	(75)	(2,312)

Net cash used in investing activities	(2,237)	(75)	(2,312)

Cash flows from financing activities:
Distributions to Clorox	(25,173)	(9,054)	(34,227)

Net cash used in financing activities	(25,173)	(9,054)	(34,227)

Effect of exchange rate on cash	—	—	—

Net increase in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Armored AutoGroup Inc.

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited)

        The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2012. The Company's business is moderately seasonal. Sales are typically higher in the first half of the calendar year as the Company's customers purchase stock for the spring and summer seasons when weather is warmer in the northern hemisphere than in the fall and winter months. This pattern is largely reflective of our customers' seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and sell less strongly if weather is cold and wet. For these reasons, among others, the Company's results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance (in thousands).

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$86,396	$82,695	$68,348	$69,029
Gross profit	43,306	38,565	28,620	28,407
Income (loss) from operations(1)	15,206	3,683	27	(22,425)
Net loss earnings (loss)	$1,106	$(4,103)	$(9,773)	$(33,031)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$80,581	$79,401	$61,826	$59,509
Gross profit	35,988	38,283	28,012	21,481
Income (loss) from operations	10,773	4,385	5,942	(2,303)
Net (loss)	$(508)	$(4,668)	$(3,556)	$(8,936)

(1)
During the fourth quarter of 2012, the Company recorded a $24,117,000 non-cash impairment charge on goodwill allocated to its Europe, Middle East and Africa reporting unit and its Australia and New Zealand reporting unit. See Notes 1 and 7.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Evaluation of Disclosure Controls and Procedures

        Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        On March 27, 2013, Charles McIlvaine notified the Board of Directors of the Company (the "Board") of his resignation from the Board and all Board committees. Mr. McIlvaine's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

        On March 27, 2013, the Board elected Jackson Phillips to fill the vacancy created by Mr. McIlvaine's resignation from the Board. The Board also appointed Mr. Phillips to the Audit

Committee, effective as of March 27, 2013. Mr. Phillips, age 32, is a Vice President of Avistaand was a founding member of Avista in 2005. Prior to forming Avista, Mr. Phillips was an investment professional with DLJ Merchant Banking during 2005. He also worked in the investment banking division of JP Morgan from 2002 to 2004. Mr. Phillips previously served as a director of Anthony International. Mr. Phillips holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and an M.B.A. from the Wharton School. Mr. Phillips was chosen as a director of the Company because of his strong finance and management background, with over 9 years in investment banking and private equity.

        Mr. Phillips was designated as a director nominee by Avista pursuant to the Stockholders Agreement, dated as of November 5, 2010 (the "Stockholders Agreement"), by and among Armored AutoGroup Parent Inc. (the Company's parent), Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, L.P., ACP Viking Co-Invest, LLC and the management stockholders party thereto, relating to Avista's designation rights with respect to the composition of the board of directors and its committees of the Company's parent.

        Pursuant to the Advisory Services and Monitoring Agreement, Avista Capital Holdings is entitled to an annual fee of $1 million as consideration for ongoing advisory services. For additional information concerning compensation of Avista Capital Holdings, see Item 13. "Certain Relationships and Related-Party Transactions, and Director Independence" and "Advisory Services and Monitoring Agreement."

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        The following table sets forth the names, ages and positions of the executive officers and directors of our Parent and Armored AutoGroup, as of March 1, 2013. Armored AutoGroup Parent Inc. ("Parent") is our ultimate parent company, and the Board of Directors of Parent (the "Board of Directors") is the primary board that takes action with respect to our business and strategic planning.

Name	Age	Position
David P. Lundstedt	60	Chairman, President and Chief Executive Officer
J. Andrew Bolt	55	Executive Vice President, Chief Financial Officer
Guy J. Andrysick	51	Executive Vice President, Sales and Marketing
David F. Burgstahler	44	Director
David Durkin	44	Director
Jackson Phillips	32	Director
Allen Yurko	61	Director

        David P. Lundstedt is the Chairman and a member of our Board of Directors and President and Chief Executive Officer, a position he has held since November 2010. Prior to joining us, Mr. Lundstedt was president of Sun Products (a merger of Huish detergents and the Unilever North American laundry business) from September 2008 to January 2010. From February 2008 to September 2008, he served as President and Chief Executive Officer of Huish Detergents. Mr. Lundstedt has had a 31-year career in the automotive aftermarket industry, including serving as President of the Consumer Products division of Honeywell International from 1997 to 2007 and as President and CEO of Prestone Products Corporation from 1994 to 1997. He serves on the board of directors of AireDock Systems. Mr. Lundstedt graduated with a Bachelor degree in Business and Marketing from the University of Illinois. Mr. Lundstedt was chosen as Chairman of Parent's and our Board of Directors because of his extensive experience in the consumer products industry in senior positions. His prior leadership roles at consumer products companies provides him with key experience in the consumer products industry and contributes to his ability to make strategic decisions with respect to our business.

        J. Andrew Bolt is Executive Vice President and Chief Financial Officer, a position he has held since August 2011. From November 2000 to December 2010, Mr. Bolt served as Executive Vice President, Chief Financial Officer and Director of American Safety Razor Company, a privately-held global wet shaving razor and blade manufacturer based in Cedar Knolls, NJ. American Safety Razor filed for Chapter 11 bankruptcy protection in July 2010 and was purchased by Energizer Holdings Inc. in November 2010. Mr. Bolt also held chief financial officer and other senior financial positions with Maple Leaf Foods USA Inc. and Maple Leaf Bakery Inc., US subsidiaries of a publicly- traded Canadian food company, Bidermann Industries, Inc., a privately- held apparel business in New York, NY and with Federal Resources Corporation, a publicly traded manufacturing, retail consumer and natural resources business in New York, NY. He holds a B.S. in Business Administration (Accounting) from Auburn University and M.A. in Accounting from The University of Alabama.

        Guy J. Andrysick is Executive Vice President of Sales & Marketing, a position he has held since January 2011. Prior to joining us, Mr. Andrysick was Senior Vice President for Honeywell's Consumer Products Group, a division of Honeywell International Inc. Mr. Andrysick joined the division of AlliedSignal that ultimately became Honeywell's Consumer Products Group in 1997. At Honeywell, Mr. Andrysick managed approximately 150 employees and was responsible for the marketing and sales of its automotive aftermarket products brands including Prestone ®, Fram ® and Autolite ®. He holds a B.S. in Business Administration from Wake Forest University.

        David F. Burgstahler is a Director and the Chairman of our Compensation Committee. He was a founding partner of Avista in 2005 and, since 2009, has been President of Avista. Prior to forming Avista, he was a partner of DLJ Merchant Banking ("DLJMB"). He was at DLJ Investment Banking from 1995 to 1997 and at DLJMB from 1997 through 2005. Prior to that, he worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He currently serves as a Director of AngioDynamics (Nasdaq: ANGO), ConvaTec, INC Research Holdings, Inc.,, Lantheus Medical Imaging, Visant Corporation, Strategic Partners, Inc. and WideOpenWest, LLC. He previously served as a Director of BioReliance Holdings, Inc., Focus Diagnostics, Inc., Haights Cross Communications, Inc., Jostens Inc., Navilyst Medical, Target Media Partners, Inc., Von Hoffmann Corp., Warner Chilcott plc (Nasdaq: WCRX) and WRC Media Inc.,. He holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and an M.B.A. from Harvard Business School. Mr. Burgstahler was chosen as a Director of Parent because of his strong finance and management background, with over 18 years in banking and private equity finance. He has extensive experience serving as a director for a diverse group of private and public companies.

        David Durkin is a Director and the Chairman of our Audit Committee. He was one of the founding partners of Avista in 2005. Prior to forming Avista, Mr. Durkin was a partner of DLJMB. Mr. Durkin was at DLJ Investment Banking from 1996 to 2000 and DLJMB from 2000 to 2005. Prior to joining DLJ Investment Banking, Mr. Durkin worked as a public accountant for Arthur Andersen where he achieved the designation of CPA. Mr. Durkin currently serves as a Director of IWCO, Merrill Corporation and Strategic Partners. He previously served as a Director of Anthony International, Arcade Marketing, Frontier Drilling ASA, Prometheus Laboratories and Seabulk International. Mr. Durkin received a B.A. in Economics from Stanford University and an M.B.A. from The Wharton School. Mr. Durkin was chosen as a Director of Parent because of his strong finance, accounting and management background, with over 16 years in investment banking and private equity, and his experience serving as director of public and private companies.

        Jackson Phillips is a Director and member of our Audit Committee. He is a Vice President of Avista and was a founding member of Avista in 2005. Prior to forming Avista, Mr. Phillips was an investment professional with DLJ Merchant Banking during 2005. He also worked in the investment banking division of JP Morgan from 2002 to 2004. Mr. Phillips previously served as a director of Anthony International. Mr. Phillips holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School. Mr. Phillips was chosen as a director of the Company because of his strong finance and management background, with over 9 years in investment banking and private equity. For additional information regarding Mr. Phillips' appointment, see Item 9.B. "Other Information."

        Allen Yurko is a Director and member of our Compensation Committee. He joined Avista in July 2010, where he is an Industrials Industry Executive, focused on investing in growth oriented industrial and business services companies. Prior to joining Avista, Mr. Yurko was an Industrial Partner at DLJMB from May 2007 to June 2010. From February 2002 to May 2007, he worked at Compass Partners, where he served as an Operating Partner and Director. Mr. Yurko was also the Chairman of three successful Compass Partners buy-outs; SSD Drives plc, FlaktWoods Ag, and Eco Group SpA. Mr. Yurko's public company career spans nearly 25 years, including early management positions with Eaton Corporation and Joy Manufacturing Company in the United States. His prior experience includes serving as Chief Executive Officer of both UK Industrials Group Siebe plc (London) and Invensys plc. He has served as a Director of 21 other public and private companies in 7 different countries and is currently Chairman of the board of directors of Guala Closures SpA and Top-Co Inc. Mr. Yurko holds a Bachelors of Business from Lehigh University and an M.B.A. from Baldwin- Wallace College. Mr. Yurko was chosen as a Director of Parent because of his extensive experience as an operator of a variety of industrial businesses, many of which had consumer facing components. He also has valuable financial experience after having served as the CFO and in other finance roles at several companies.

Board of Directors

        The Board of Directors is responsible for the management of our business. The Board of Directors is comprised of five directors. Pursuant to the Stockholders Agreement (the "Stockholders Agreement"), dated November 5, 2010, by and among the Company, Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and ACP Viking Co-Invest LLC and certain management stockholders party thereto, described in Part III. Item 13—Certain Relationships and Related Transactions, and Director Independence Avista has the right to determine the number of directors on the Board of Directors and to appoint a majority of the members serving on the Board of Directors. Our then-current Chief Executive Officer shall also serve as a member of the Board of Directors. Messrs. Burgstahler, Durkin, Phillips and Yurko were appointed by Avista pursuant to the Stockholders Agreement.

        Although not formally considered by the Board of Directors because our securities are not registered or traded on any national securities exchange, we do not believe that any of our directors would be considered independent for either Board of Directors or Audit Committee purposes based upon the listing standards of the New York Stock Exchange as a result of their relationships with Avista, which, through certain entities, controls approximately 99.3% of Parent's issued and outstanding capital stock See Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters, and Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Committees

        The Audit Committee is composed of Messrs. Durkin and Phillips. In light of our status as a closely held company and the absence of a public trading market for our common stock, Mr. Durkin has been designated by the Board of Directors the Company's "audit committee financial expert." The Compensation Committee is composed of Messrs. Burgstahler and Yurko.

Code of Ethics

        We have adopted a code of conduct and ethics for all of our employees, including our principal executive, principal financial and accounting officer, and our controller, or persons performing similar functions, and each of the non-employee directors on our Board of Directors.

Item 11.    EXECUTIVE COMPENSATION

        The following discussion and tabular disclosure describes the material elements of compensation for our most highly compensated executive officers as of December 31, 2012 (collectively our named executive officers). Our named executive officers for 2012 were:

  •
  David P. Lundstedt, Chairman, President and Chief Executive Officer

  •
  J. Andrew Bolt, Executive Vice President, Chief Financial Officer

  •
  Guy J. Andrysick, Executive Vice President, Sales and Marketing

  Employment Agreements and Arrangements

        The only named executive officer for which we have an employment agreement is Mr. Lundstedt.

        The term of the employment agreement was the two years following the Acquisition, with automatic extensions for one-year periods unless either Mr. Lundstedt or we elect not to renew. Pursuant to the employment agreement, so long as Mr. Lundstedt continues to serve as our Chief Executive Officer and Chairman of our Board of Directors, he will receive $650,000 in annual base salary, subject to any increases in base salary as may be determined from time to time in the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Lundstedt shall be eligible to receive an annual bonus award of at least 75% of his base salary based upon the achievement of certain performance targets. Mr. Lundstedt is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other senior executives.

        If we terminate Mr. Lundstedt with cause, Mr. Lundstedt resigns without good reason or Mr. Lundstedt elects not to renew the employment agreement, then he will be entitled to receive his base salary through the date of termination and reimbursement for any unreimbursed business expenses properly incurred by Mr. Lundstedt prior to termination, so long as these claims are submitted within 30 days of termination. In the event of Mr. Lundstedt's resignation without good reason, he will also be entitled to such vested or accrued employee benefits as to which he is entitled under our employee benefit plans.

        If Mr. Lundstedt's employment terminates as a result of his death or if we terminate Mr. Lundstedt due to his physical or mental illness, injury or infirmity which is reasonably likely to prevent or prevents him from performing his essential job functions for 90 consecutive calendar days or an aggregate of 120 calendar days out of any consecutive twelve month period, then Mr. Lundstedt or his estate will be entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) the portion of his target annual bonus that has been earned but not paid for any fiscal year that ended prior to the date of termination; and (e) the pro-rata portion of his annual bonus for the fiscal year in which his employment was terminated based on actual results for such fiscal year payable at the same time bonuses are paid to our other senior executives.

        If we terminate Mr. Lundstedt without cause, Mr. Lundstedt resigns with good reason or we elect not to renew the employment agreement, then he will be entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) the portion of his target annual bonus that has been earned but not paid for any fiscal year that ended prior to the date of termination; (e) the pro-rata portion of his annual bonus for the fiscal year in which his employment was terminated based on actual results for such fiscal year payable at the same time bonuses are paid to our other senior executives; (f) subject to Mr. Lundstedt's continued compliance with the non-competition, non-solicitation and confidentiality clauses within his employment agreement, continued payment of his base salary in accordance with our normal payroll practices for a period equal to twelve months following the date of termination; and (g) for a period equal to twelve months following the date of termination, continued life insurance and group medical coverage for Mr. Lundstedt and his eligible dependents upon the same terms as provided to our other senior executive officers and at the same coverage levels, except that such coverage shall cease upon Mr. Lundstedt becoming employed by another employer and eligible for life insurance and/or medical coverage with such other employer. Mr. Lundstedt shall only be entitled to receive the benefits described above in clause (d), (e), (f) and (g) to the extent that he executes an effective general release of claims against us.

Elements of Compensation

        The Compensation Committee is generally charged with the oversight of our executive compensation program. The Compensation Committee is composed of Messrs. Burgstahler and Yurko. Our compensation program is heavily weighted towards performance based compensation, reflecting our philosophy of increasing our long-term value and supporting strategic imperatives. Total compensation and other benefits consist of the following elements:

  •
  base salary;

  •
  annual non-equity incentive compensation;

  •
  long-term equity incentives in the form of stock options; and

  •
  a 401(k) qualified defined contribution plan with a dollar-for-dollar (100%) employer match, up to $1,000 per year, and a contribution of up to 10% of pay to the plan to all eligible U.S.-based employees.

        We do not offer a defined benefit pension plan. The Compensation Committee supports a competitive employee benefit package, but does not support executive perquisites or other supplemental programs targeted to executives.

Base Salary

        Base salaries are intended to provide reasonable and competitive fixed compensation for regular job duties and are established by the Chief Executive Officer in consultation with the Compensation Committee for key executive hires. The level of compensation for any individual is influenced by what similarly situated officers of similarly sized consumer products companies are paid and also recognizes the level of responsibility associated with the position the executive is assuming, the experience level of the employee and other subjective factors.

Annual Cash Incentive Compensation

        In calendar year 2010, Clorox entered into retention agreements with certain of our employees. 25% of the compensation under these agreements was paid in November 2010 and the remaining 75% was paid in February 2011. In addition, we implemented a transitional incentive compensation plan for employees who were eligible for a bonus under the Clorox Incentive Bonus Plan for Clorox's fiscal year ending June 30, 2011, but did not receive compensation through a retention agreement with Clorox. Payments under this program represent 50% of annual target incentive compensation for these employees under our 2011 Incentive Bonus Plan and were paid in July 2011.

        On March 27, 2012, the Compensation Committee approved an Incentive Bonus Plan for our employees. The purpose of the Incentive Bonus Plan is to annually recognize and reward employees for their contribution to the performance and overall increased profitability and growth of the company. It provides rewards and recognition based on achievement of the company's designated annual financial targets. An employee's capacity for their position to measurably impact the success of the organization in their job position is a criterion for the level of participation in the plan. Bonus levels are set as a percentage of base salary and are established based upon the scope of an individual's job (the "Target"). The Chief Executive Officer makes the final determination of participant eligibility.

        The primary measurement used to determine bonus awards is consolidated earnings before interest, tax, depreciation and amortization ("EBITDA"). All participants will a minimum of 50% of their bonus based on EBITDA. Based on position responsibilities, individual plan design may also contain additional target metrics. EBITDA may be adjusted by the Board of Directors to exclude the impact of non-recurring items.

        Each year, the Compensation Committee will approve a Base Business Plan and a Stretch Business Plan for EBITDA. The Chief Executive Officer will approve the Base Business Plan and Stretch Business Plan targets for any other target metrics. All performance targets will be established no later than ninety days following the commencement of the applicable fiscal year. Financial performance metrics (EBITDA and other financial metrics, if applicable) will be weighted based on job responsibility and scope. Annually, the Chief Executive Officer will approve the weighting of these metrics for all program participants.

        The Company will use the approved Base Business Plan and Stretch Business Plan targets to determine the incremental amount of EBITDA dollar growth required for an additional one percent increase in bonus payout above the Base Business Plan EBITDA. Other financial metrics used for bonus calculation will work in a similar fashion.

        The Compensation Committee must approve the proposed bonus payout subsequent to the finalization of year-end results. Bonus awards will be paid within a reasonable period of time following such approval. Payment of any bonus amount related to performance in excess of the Stretch Business Plan or 200% of a target bonus in a given year will be deferred until the next year. The deferred bonus will be deemed earned in the subsequent year if the Company achieves at least 90% of the actual Base Business Plan EBITDA from the prior year. If the deferred bonus is earned, it will be paid in conjunction with the subsequent year bonus or as approved by the Compensation Committee. If the subsequent year of EBITDA is less than 90% of the prior year's actual EBITDA, the deferred portion of the prior year's bonus is forfeited. Deferred bonuses will earn interest at the Company's cash balance floating interest rate.

Long-Term Equity Incentive Awards

        In connection with the Acquisition, the Board of Directors approved and adopted the 2010 Equity Incentive Plan (the "2010 Equity Plan"), which allows grants of options, stock appreciation rights, restricted stock, dividend equivalents or other stock-based awards of Parent. As determined by our

Compensation Committee, non-employee directors, officers and employees of, and consultants to us and our subsidiaries will be eligible for grants under the 2010 Equity Plan. The purpose of the 2010 Equity Plan is to:

  •
  promote our long-term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and abilities to enable them to make substantial contributions to the success of our business;

  •
  motivate management personnel by means of growth-related incentives to achieve long range goals; and

  •
  further the alignment of interests of participants with those of our stockholders through opportunities for increased stock or stock-based ownership in us.

        Although we look at competitive long-term equity incentive award values when assessing our compensation programs, we do not make annual executive option grants because, following the Acquisition, we issued large upfront stock option grants that vest over time and with the achievement of certain performance goals in lieu of annual grants. The Compensation Committee believes these stock option grants establish performance objectives and incentives and help align our executives' interests with the interests of the stockholders in fostering long-term value. They also motivate sustained increases in our financial performance and help ensure that the investors have received an appropriate return on their invested capital before executive officers receive significant value from these options.

        The maximum number of Parent shares available for issuance under the 2010 Equity Plan is 26,500,000 which may be either authorized and unissued shares or shares held in or acquired for our treasury. In general, if awards under the 2010 Equity Plan for any reason are cancelled, forfeited, expired or terminated, shares covered by such awards will be available for the grant of awards under the 2010 Equity Plan.

        The Compensation Committee has full authority to administer and interpret the 2010 Equity Plan, including the power to determine the form, amount and other terms and conditions of awards. Awards granted under the 2010 Equity Plan will be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award. Except as otherwise provided in the applicable award agreement, a participant has no rights as a stockholder with respect to shares covered by any award until the participant becomes the record holder of such shares. The Compensation Committee, in its sole discretion, may provide in an award agreement that such award is subject to cancellation, in whole or in part, due to violation of covenants relating to non-competition, non-solicitation, non-disclosure and certain other activities that conflict with, or are adverse to, our interests. Notwithstanding any other provision of the 2010 Equity Plan, the Board of Directors may at any time amend any or all of the provisions of the 2010 Equity Plan, or suspend or terminate it entirely, retroactively or otherwise, subject to certain limitations. Awards granted under the 2010 Equity Plan are generally non-transferable (other than by will or the laws of descent and distribution) except that the Compensation Committee may provide for the transferability awards to certain family members and related trusts, partnerships and limited liability companies.

        In 2011, the Compensation Committee approved grants of options to Messrs. Bolt and Andrysick under the 2010 Equity Plan. The options have an exercise price not less than fair value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair value is determined reasonably and in good faith by the Board of Directors.

        Generally, the options have a ten-year term and are subject to vesting that is either based on the passage of time (the "Time Vesting Options") or performance targets based on returns achieved by our equity investors (the "Performance Vesting Options"). The combination of Time Vesting Options and Performance Vesting Options is designed to compensate our executive officers, including our named executive officers, for their long-term commitment to us. They are also designed to motivate sustained increases in our financial performance and help ensure that the investors have received an appropriate return on their invested capital before executive officers receive significant value from these options.

        The Time Vesting Options are granted to aid in retention. Consistent with this goal, the Time Vesting Options granted to Mr. Lundstedt vests ratably on the grant date over the following five years are subject to forfeiture or acceleration upon the occurrence of certain events. The Performance Vesting Options are intended to motivate the realization of financial returns in line with our equity investors' expectations. As such, our Performance Vesting Options vest upon the achievement of certain financial return targets for our equity investors.

        For additional information concerning the options awarded in 2012, see "—Summary Compensation Table" and "—Outstanding Equity Awards at 2012 Fiscal Year-End."

Other Benefits

Retirement Plans

        In order to attract, retain and pay market levels of compensation, we aim to provide benefits to our named executive officers that are consistent with market practices. We offer a 401(k) qualified defined contribution retirement plan for U.S.-based employees, including named executive officers, with a dollar-for-dollar employer match, up to $1,000 per year on any pre-tax or Roth 401(k) contributions. In addition, we may make additional discretionary payments annually to eligible employees. Retirement benefits outside the U.S. offer an employer contribution, with contributions varying by country.

Ownership Guidelines

        In the event of exercise of an option grant, the resulting shares of Parent that are issued are subject to the provisions of the Stockholders Agreement which, among other things, restricts the transferability of such shares in order to ensure alignment with our equity investors. We do not maintain formal ownership guidelines.

Severance and Change in Control Benefits

        As noted above, Mr. Lundstedt has entered into an employment agreement which details, among other things his rights upon a termination of employment in exchange for non-competition, non-solicitation and confidentiality covenants. See "—Potential Payment Upon Termination or Change in Control."

        We believe that reasonable severance benefits are appropriate in order to be competitive in our executive retention efforts. These benefits reflect the fact that it may be difficult for such executive to find comparable employment within a short period of time. We also believe formalized severance arrangements are at times a competitive requirement to attract the required talent for the role.

Tax and Accounting Implications

        We were not subject to Section 162(m) of the Internal Revenue Code, as amended in 2010. The Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies annually. Under Section 162(m), compensation paid to executive officers in excess of $1,000,000 cannot be taken by us as a tax deduction unless the compensation qualifies as performance based compensation. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives' interests with those of our stockholders.

        The Compensation Committee operates its compensation programs with the good faith intention of complying with Section 409A of the Internal Revenue Code. We account for stock based payments with respect to our long-term equity incentive award programs in accordance with the requirements of ASC 718.

Summary Compensation Table

        The following table sets forth certain information with respect to compensation for the years ended December 31, 2012 and 2011 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
David P. Lundstedt	2012	$650,000	$—	$—	$—	$27,556	(2)	$677,556
Chairman, President and Chief	2011	650,000	—	—	—	30,596	(2)	680,596
Executive Officer
J. Andrew Bolt(1)	2012	326,500	—	—	—	81,626	(3)	408,126
Executive Vice President, Chief	2011	118,750	—	355,100	—	13,167	(3)	487,017
Financial Officer
Guy J. Andrysick	2012	356,394	—	—	—	26,448	(4)	382,842
Executive Vice President, Sales	2011	343,269	—	456,595	—	326,312	(4)	1,126,176
and Marketing

(1)
Mr. Bolt joined the Company on August 16, 2011.

(2)
Includes employer matched contributions to 401(k) plan of $1,000 and $2000 in the years ended December 31, 2012 and 2011, respectively; employer discretionary contributions to 401(k) plan of $24,500 each of the years ended December 31, 2012 and 2011; life insurance premiums of $1,056 and $3,096 in the years ended December 31, 2012 and 2011, respectively; and credit of $1,000 for opting out of the Company's medical plan in both years ended December 31, 2012 and 2011. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

(3)
Includes a sign-on bonus of $55,250 in the year ended December 31, 2012; employer match contributions to 401(k) plan of $1,000 in each of the years ended December 31, 2012 and 2011; employer discretionary contributions to 401(k) plan of $24,500 and $11,875 the years ended December 31, 2012 and 2011, respectively;and life insurance premiums of $876 and $292 in the years ended December 31, 2012 and 2011, respectively. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

(4)
Includes sign-on bonus of $300,000 in the year ended December 31, 2011; employer match contributions to 401(k) plan of $1,000 in each of the years ended December 31, 2012 and 2011; employer discretionary contributions to 401(k) plan of $24,500 in each of the years ended December 31, 2012 and 2011; and life insurance premiums of $948 and $812 in the years ended December 31, 2012 and 2011, respectively. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

Outstanding Equity Awards at 2012 Fiscal Year-End

        The following table includes certain information with respect to options held by the named executive officers as of December 31, 2012.

	Option Awards
Plan Category	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David P. Lundstedt:
Stock Options	706,667	4,593,333	$1.00	11/4/2020
J. Andrew Bolt:
Stock Options	141,333	1,978,667	1.00	11/14/2021
Guy J. Andrysick:
Stock Options	176,667	2,473,333	1.00	1/31/2021

Option Exercises and Stock Vested in 2012

        The named executive officers did not exercise any options during 2012. We do not offer any stock awards, other than stock options, from which vesting would occur. During the year ended December 31, 2012, 353,333, 141,333 and 176,667 options granted to Messrs. Lundstedt, Bolt and Andrysick vested, respectively.

2012 Pension Benefits

        We do not offer our executives or others a pension plan. Retirement benefits are limited in the U.S. to participation in our 401(k) plan with a dollar-for-dollar (100%) employer match up to $1,000 per year on any pre-tax or Roth 401(k) contributions employer match. In addition, we may make additional payments to eligible employees under a profit sharing program. Retirement benefits outside of the U.S. offer an employer contribution, varying by country.

Potential Payment Upon Termination or Change in Control

        The information below describes and quantifies certain compensation that would become payable under certain named executive officer's employment agreements if, as of December 31, 2012, his employment had terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

	Termination with Cause or quit without Good Reason	Termination without Cause or quit with Good Reason	Change in Control	Death or Disability
David P. Lundstedt
Cash Severance Payments(1)	$—	$650,000	$—	$—
Employee benefits(2)	—	—	—	—

(1)
Mr. Lundstedt is entitled to compensation equal to the payment of his base salary for a period equal to twelve months following the date of termination if he is terminated without cause or quits with Good Reason.

(2)
Mr. Lundstedt is entitled to continued life insurance and group medical coverage for himself and his eligible dependents for a maximum period equal to twelve months following the date of his termination under certain circumstances.

2010 Equity Plan

        The 2010 Equity Plan and each individual Stock Option Agreement provides for accelerated vesting of both Time Vesting Options and Performance Vesting Options granted under the 2010 Equity Plan upon a change of control and, as to Performance Vesting Options, if net cumulative cash proceeds received by our investors exceed certain multiples of their initial investment. If such a change in control occurred on December 31, 2012, each named executive officer's unvested Time Vesting Options and Performance Vesting Options would immediately vest and become exercisable. The aggregate dollar value of unvested stock options held by such named executive officer on December 31, 2012 is as follows:

Name	Option Aggregate Dollar Value(1)
David P. Lundstedt	$—
J. Andrew Bolt	—
Guy J. Andrysick	—

(1)
The aggregate dollar value is the positive difference between the fair value of shares of common stock on December 31, 2012 based upon an internal valuation model and the per share exercise price of each option, multiplied by the number of shares subject to the unvested option.

Director Compensation

        Director compensation with regard to 2012 is as follows:

  •
  The compensation paid to Mr. Lundstedt, the Chairman of our Board of Directors, is reported in the Summary Plan Compensation Table as he was paid only as in his capacity as Chairman, President and Chief Executive Officer during 2012 and 2011.

  •
  Mr. Burgstahler is a Partner of Avista and does not receive any direct compensation for his service as Director and Chairman of the Compensation Committee.

  •
  Mr. Durkin is also a Partner of Avista and does not receive any direct compensation for his service as Director and Chairman of the Audit Committee.

  •
  Mr. McIlvaine was paid $50,000 for his service as Director and member of the Audit Committee with regard to 2012 and did not receive any direct compensation with regard to 2011.

  •
  Mr. Yurko is an Industry Executive of Avista and was paid $25,000 for his service as Director and member of the Compensation Committee and did not receive any direct compensation with regard to 2011.

Our directors are reimbursed for any expenses incurred in connection with their service.

        We pay Avista a management fee of $1,000,000 plus out-of-pocket expenses annually pursuant to the Advisory Services and Management Agreement, dated as of November 5, 2010. See Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.

        We engaged Mr. McIlvaine, a former Director of the Company, to provide services associated with corporate development and other strategic initiatives on a consulting basis. We paid Mr. McIlvaine $50,000, $240,000 and $20,000 pursuant to this arrangement in 2012, 2011 and 2010, respectively, for these services.

Compensation Committee Interlocks and Insider Participation

        During 2012, the members of our compensation committee were Messrs. Burgstahler and Yurko. Mr. Burgstahler is the President of Avista. Mr. Yurko is an Industry Executive of Avista. Avista provides us with advisory services pursuant to an advisory services and monitoring agreement and has entered into other transactions with us. See Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.

Compensation Committee Report

        Our compensation committee has reviewed and discussed the "Compensation Discussion and Analysis" section as set forth above our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" section set forth above be included in this Annual Report on Form 10-K.

        Respectfully submitted by the Compensation Committee of the Board of Directors.

  David Burgstahler
  Allen Yurko

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Principal Stockholders

        As of December 31, 2012, Parent indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Intermediate. Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and ACP Viking Co-Invest LLC (together, the "Avista Entities") collectively own approximately 99.3% of Parent's issued and outstanding capital stock. Avista Capital Partners II GP, LLC ultimately exercises voting and dispositive power over the shares held by the Avista Entities. Voting and disposition decisions at Avista Capital Partners II GP, LLC with respect to such shares are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler, David Durkin, Oh Sang Kwon, Robert Cabes and Newton Aguiar. In connection with the Acquisition, certain members of management and the Board of Directors purchased shares of Holdings' common stock equaling approximately 0.7% of Parent's issued and outstanding capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information as of December 31, 2012 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	19,712,083	(1)	$1.01	6,787,917
Equity compensation plans not approved by security holders	—		—	—

Total	19,712,083			6,787,917

(1)
Consists of stock options issued and outstanding, of which 2,141,668 were exercisable as of December 31, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Our board of directors is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant shareholders regarding related person transactions and then determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in these transactions. Our audit committee is responsible for review, approval and ratification of "related person transactions" between us and any related person. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related person transaction, the audit committee considers:

  •
  the nature of the related person's interest in the transaction;

  •
  the material terms of the transaction, including the amount involved and type of transaction;

  •
  the importance of the transaction to the related person and to us;

  •
  whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our shareholders; and

  •
  any other matters the audit committee deems appropriate.

        Any member of the audit committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

        Other than employment agreements and other transactions entered into in connection with the Acquisition as described below, since December 31, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Shareholders agreement

        In connection with the Acquisition, Parent entered into a Stockholders Agreement with the Avista Entities and David Lundstedt, Allen Yurko and Charles McIlvaine, as Management Stockholders, dated November 5, 2010 (the "Stockholders Agreement"). The Stockholders Agreement governs the parties' respective rights, duties and obligations with respect to the ownership of Parent's securities including actions that require the approval of the Avista Entities, restrictions on the transferability of Parent's securities, tag-along and drag-along rights and obligations, pre-emptive rights, repurchase provisions, registrations rights or international rights. Each stockholder party thereto must vote their shares and take such actions to ensure that the composition of the Board of Directors is consistent with the terms of the Stockholders Agreement.

Advisory services and monitoring agreement

        In connection with the closing of the Acquisition, we entered into an advisory services and monitoring agreement with Avista Capital Holdings, L.P. ("Avista Capital Holdings"), dated as of November 5, 2010 (the "Advisory Services and Monitoring Agreement"), pursuant to which we paid Avista Capital Holdings a one-time closing fee equal to $13.5 million for the consulting and advisory and monitoring services to us, our subsidiaries and our parent companies, and reimbursed Avista for all of its fees and expenses incurred in connection with the Acquisition. In addition, the agreement provides for the payment of an annual fee equal to $1 million as consideration for ongoing advisory services. In the year ended December 31, 2012 we paid approximately $1.1 million under the Advisory Services and Monitoring Agreement. To the extent of any future transaction entered into by us or our affiliates, Avista Capital Holdings may be entitled to receive an additional fee that is reasonable and customary for the services it provides in connection with such future transaction. In addition, we will pay directly, or reimburse Avista Capital Holdings for, its out-of-pocket expenses in connection with its performance of services under the Advisory Services and Monitoring Agreement.

Transition services agreement

        In conjunction with the Purchase and Sale Agreement, we entered into the Transition Services Agreement with Clorox ("TSA") whereby Clorox would provide certain services, such as accounting services and access to internal control procedures, equipment and office space to the Company. Additionally under the TSA, we provide certain services to Clorox. We incurred net expenses of approximately $0.7 million and $10.6 million, during the years ended December 31, 2012 and 2011, respectively, for such services under the TSA. On November 1, 2011, we completed the transition of our North American and export operations from Clorox provisioning to standalone operations. We then completed the transition of certain international operations from Clorox in the second quarter of 2012 and terminated the remaining service components of the TSA.

McIlvaine Consulting Relationship

        We engaged Mr. McIlvaine, a former Director of the Company, to provide services associated with corporate development and other strategic initiatives on a consulting basis. We paid Mr. McIlvaine $50,000, $240,000 and $20,000 pursuant to this arrangement in 2012, 2011 and 2010, respectively, for these services.

Employment agreement

        In connection with the Acquisition, we entered into an employment agreement with David P. Lundstedt, our Chairman of our Board of Directors, President and Chief Executive Officer. The term of the employment agreement was for two years following the Acquisition, with automatic extensions for one-year periods unless either Mr. Lundstedt or we elect not to renew. Pursuant to the employment agreement, so long as Mr. Lundstedt continues to serve as our Chief Executive Officer and Chairman of our Board of Directors, he will receive $650,000 in annual base salary, subject to any increases in base salary as may be determined from time to time in the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Lundstedt shall be eligible to receive an annual bonus award of at least 75% of his base salary based upon the achievement of certain performance targets. Mr. Lundstedt is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other senior executives.

        If we terminate Mr. Lundstedt with cause, Mr. Lundstedt resigns without good reason or Mr. Lundstedt elects not to renew the employment agreement, then he will be entitled to receive his base salary through the date of termination and reimbursement for any unreimbursed business expenses properly incurred by Mr. Lundstedt prior to termination, so long as these claims are submitted within 30 days of termination. In the event of Mr. Lundstedt's resignation without good reason, he will also be entitled to such vested or accrued employee benefits as to which he is entitled under our employee benefit plans.

        If Mr. Lundstedt's employment terminates as a result of his death or if we terminate Mr. Lundstedt due to his physical or mental illness, injury or infirmity which is reasonably likely to prevent or prevents him from performing his essential job functions for 90 consecutive calendar days or an aggregate of 120 calendar days out of any consecutive twelve month period, then Mr. Lundstedt or his estate will be entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) the portion of his target annual bonus that has been earned but not paid for any fiscal year that ended prior to the date of termination; and (e) the pro-rata portion of his annual bonus for the fiscal year in which his employment was terminated based on actual results for such fiscal year payable at the same time bonuses are paid to our other senior executives.

        If we terminate Mr. Lundstedt without cause, Mr. Lundstedt resigns with good reason or we elect not to renew the employment agreement, then he will be entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) the portion of his target annual bonus that has been earned but not paid for any fiscal year that ended prior to the date of termination; (e) the pro-rata portion of his annual bonus for the fiscal year in which his employment was terminated based on actual results for such fiscal year payable at the same time bonuses are paid to our other senior executives; (f) subject to Mr. Lundstedt's continued compliance with the non-competition, non-solicitation and confidentiality clauses within his employment agreement, continued payment of his base salary in accordance with our normal payroll practices for a period equal to the longer of two years following the Acquisition or twelve months following the date of termination; and (g) for a period equal to the longer of two years following the Acquisition or twelve months following the date of termination, continued life insurance and group medical coverage for Mr. Lundstedt and his eligible dependents upon the same terms as provided to our other senior executive officers and at the same coverage levels, except that such coverage shall cease upon Mr. Lundstedt becoming employed by another employer and eligible for life insurance and/or medical coverage with such other employer. Mr. Lundstedt shall only be entitled to receive the benefits described above in clause (d), (e), (f) and (g) to the extent that he executes an effective general release of claims against us.

Director Independence

        The Board of Directors is comprised of five directors. Pursuant to the Stockholders Agreement, Avista has the right to determine the number of directors on the Board of Directors and to appoint a majority of the members serving on the Board of Directors. Our then-current Chief Executive Officer shall also serve as a member of the Board of Directors. Messrs. Burgstahler, Durkin, Phillips and Yurko were appointed by Avista pursuant to the Stockholders Agreement.

        Although not formally considered by the Board of Directors because our securities are not registered or traded on any national securities exchange, we do not believe that any of our directors would be considered independent for either Board of Directors or Audit Committee purposes based upon the listing standards of the New York Stock Exchange as a result of their relationships with Avista, which, through certain entities, controls approximately 99.3% of Parent's issued and outstanding capital stock.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the aggregate fees billed by Ernst & Young L.L.P. during the fiscal years ended December 31, 2012 and 2011.

	2012	2011
Fees Billed:
Audit Fees	$838,000	$1,810,000
Audit-Related Fees	—	—
Tax Fees	1,273,000	1,376,000
All Other Fees	1,000	—

Total	$2,112,000	$3,186,000

        Audit Fees include fees for professional services rendered for the consolidated audit and quarterly reviews of the Company's financial statements, assistance and review of the Company's Registration Statement, consent in connection with the Registration Statement, international statutory audits, accounting consultations billed as audit services and other accounting and financial reporting consultation and research work necessary to comply with the standards of the PCAOB.

        Audit-Related Fees consisted principally of assurance and related services that are reasonably related to the performance of the audit or review of financial statements including accounting consultation in connection with the Acquisition and an employee benefit plan audit in the United Kingdom.

        Tax Fees consisted principally of professional services related to U.S. domestic and international tax compliance, tax planning and tax advice. Tax compliance generally involves preparation of original and amended tax returns, claims for refund and tax payment-planning services. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, customs related matters, and requests for rulings or technical advice from taxing authorities.

        All Other Fees consisted of amounts billed to the Company for the use of an online accounting research tool.

        The charter of the Audit Committee provides that the Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for the Company by the independent registered public accounting firm. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm.

        Each year management requests Audit Committee pre-approval of the annual audits, quarterly reviews and any other engagements of the independent registered public accounting firm known at that time. In connection with these requests, the Committee may consider information about each engagement, including the budgeted fees; the reasons management is requesting the services to be provided by the independent registered public accounting firm; and any potential impact on the independence of the firm. As additional proposed audit and non-audit engagements of the independent registered public accounting firm are identified, or if pre-approved services exceed the pre-approved budgeted amount for those services, the Audit Committee will consider similar information in connection with the pre-approval of such engagements or services. If Audit Committee pre-approvals are required between regularly scheduled committee meetings, the Audit Committee has delegated to the Chairman of the Audit Committee, or an alternate member of the Audit Committee, the authority to grant pre-approvals. Pre-approvals by the Chairman or the alternate member are reviewed with the Audit Committee at its next regularly scheduled meeting.

ITEM 15.    EXHIBITS

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION
2.1	Purchase and Sale Agreement, dated September 21, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and The Clorox Company (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

2.2	Amendment No. 1 to Purchase and Sale Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and The Clorox Company (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012)..

3.1	Amended and Restated Certificate of Incorporation of Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

3.2	Bylaws of Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.1	Indenture, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.2	Supplemental Indenture, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.3	Registration Rights Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and J.P. Morgan Securities LLC, for itself and on behalf of the Initial Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

EXHIBIT NO.		DESCRIPTION
4.4		Joinder to Registration Rights Agreement, dated November 5, 2010, by STP Products Manufacturing Company and The Armor All/STP Products Company (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.5		Stockholders Agreement, dated November 5, 2010, by and among Armored AutoGroup Parent Inc. (former Viking Parent Inc.), Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, L.P., ACP Viking Co-Invest, LLC and the Management Stockholders, party thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.1	†	Employment Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and David P. Lundstedt (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.2	†	Consulting Letter Agreement dated November 5, 2010, by Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) and accepted by Allen Yurko (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.3	†	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.4		Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) 2010 Equity Incentive Plan (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.5		Amended and Restated Credit Agreement, dated March 16, 2011, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), as borrower, Armored AutoGroup Intermediate Inc. (formerly Viking Intermediate Inc.), the several lenders from time to time parties thereto, Natixis, New York Branch, as Syndication Agent, Royal Bank of Canada, as Documentation Agent, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.6		First Amendment, dated as of September 28, 2012, to the Amended and Restated Credit Agreement, dated as of March 16, 2011, among Armored AutoGroup Intermediate Inc., Armored AutoGroup Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form S-4, File No. 333-180736, filed on October 1, 2012).

10.7		Guarantee and Collateral Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), Armored AutoGroup Intermediate Inc. (formerly Viking Intermediate Inc.) and certain of its subsidiaries party thereto, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

EXHIBIT NO.		DESCRIPTION
10.8		Advisory Services and Monitoring Agreement, dated November 5, 2011, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and Avista Capital Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.9	†	Employment Separation Agreement and Release, dated December 31, 2011, by and among Armored AutoGroup Inc. and Derek Gordon (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	Subsidiaries of the registrant

31.1	*	Certificate by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certificate by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial statements from Armored AutoGroup's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders' Equity and (iv) the Notes to Consolidated Financial Statements.

†
Indicates a management contract or compensatory plan or arrangement.

*
Filed herewith.

(b)   Financial Statement Schedules

        All schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMORED AUTOGROUP INC.
Dated: April 1, 2013	/s/ DAVID P. LUNDSTEDT
	Name:	David P. Lundstedt
	Title:	Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. LUNDSTEDT David P. Lundstedt	Chairman, President and Chief Executive Officer	April 1, 2013
/s/ J. ANDREW BOLT J. Andrew Bolt	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	April 1, 2013
/s/ DAVID F. BURGHSTAHLER David F. Burgstahler	Director	April 1, 2013
/s/ DAVID DURKIN David Durkin	Director	April 1, 2013
/s/ ALLEN YURKO Allen Yurko	Director	April 1, 2013
/s/ JACKSON PHILLIPS Jackson Phillips	Director	April 1, 2013