Form 10-Q
period 2013-03-31
Armored AutoGroup Inc.
filed 2013-05-09
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The aggregate number of shares of the registrant’s common stock outstanding on May 1, 2013 was 1,000 shares of common stock $.01 par value.

Armored AutoGroup Inc.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information  can generally be identified by the use of forward-looking terminology, including the terms ‘‘believes,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘expects,’’ ‘‘seeks,’’ ‘‘projects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘may,’’ ‘‘will’’ or ‘‘should’’ or, in each case, their negative or other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements included herein. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•                  Our historical financial information may not be representative of our results as a standalone company or indicative of our future financial performance.

•                  Our operating results and net earnings may not meet expectations.

•                  Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance

•                  Our financial results could suffer if we are unable to implement and successfully manage our core strategic initiatives or if our core strategic initiatives do not achieve the intended results.

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

•                  Weather can influence consumer behavior, especially for our appearance products which sell best during warm, dry weather, and sell less strongly if weather is cold and wet.

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

•                  Global economic conditions may negatively impact the Company’s financial condition and results of operations.

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

•                  Our substantial indebtedness, including the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes, restricts our current and future operations and could adversely affect our ability to raise additional capital to fund our operations or to exploit business opportunities, limit our ability to respond to changes in the economy or our industry and prevent us from making debt service payments.

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

•                  Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact the Company’s earnings and cash flow.

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

•                  We may incur increased ongoing costs as a result of being obligated to file reports with the SEC and our management will be required to devote substantial time to new compliance initiatives.

•                  Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses and this could negatively impact the Company’s business, financial condition and results of operations.

•                  The estimates and assumptions on which our financial statements are based may prove to be inaccurate, which may adversely affect the Company’s financial condition and results of operations.

•                  We can be adversely affected by the implementation of new, or changes in GAAP.

•                  As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

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

As used herein, “Company”, “AAG”, “we”, “us” or “our” and similar terms refer to Armored AutoGroup Inc. and its subsidiaries unless the context in which the term is used indicates otherwise.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$10,710	$4,206
Accounts receivable, net	75,465	69,602
Inventories	45,377	42,444
Other current assets	12,821	12,891
Total current assets	144,373	129,143
Property, plant and equipment, net	30,726	31,473
Goodwill	361,036	362,216
Intangible assets, net	343,034	352,905
Deferred financing costs and other assets, net	4,844	5,020
Total assets	$884,013	$880,757
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$20,596	$13,158
Accrued expenses and other current liabilities	29,920	28,571
Due to Clorox	106	137
Due to Parent	795	795
Current portion of long-term debt, less discount	229	279
Total current liabilities	51,646	42,940
Long-term debt, less discount and current portion	553,538	553,581
Other liability	2,500	2,500
Deferred income taxes	101,924	105,131
Total liabilities	709,608	704,152
Commitments and contingencies (Note 4)
Shareholder’s Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Additional paid-in capital	260,815	260,750
Accumulated deficit	(86,090)	(85,585)
Accumulated other comprehensive (loss) income	(320)	1,440
Total shareholder’s equity	174,405	176,605
Total liabilities and shareholder’s equity	$884,013	$880,757

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2013	2012
Net sales	$74,413	$86,396
Cost of products sold	40,485	43,090
Gross profit	33,928	43,306
Operating expenses:
Selling and administrative expenses	9,603	13,147
Advertising costs	3,573	5,263
Research and development costs	638	515
Amortization of acquired intangible assets	9,175	9,175
Total operating expenses	22,989	28,100
Operating profit	10,939	15,206
Non-operating expenses (income):
Interest expense	11,906	12,090
Other expense (income), net	112	(219)
(Loss) earnings before (benefit) provision for income taxes	(1,079)	3,335
(Benefit) provision for income taxes	(573)	2,229
Net (loss) earnings	$(506)	$1,106

Other comprehensive (loss) income:
Foreign currency translation	(1,760)	4,546
Comprehensive (loss) income	$(2,266)	$5,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(506)	$1,106
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	11,883	11,586
Share-based compensation	65	65
Deferred income taxes	(3,332)	(3,300)
Other	—	55
Cash effect of changes in:
Accounts receivable, net	(5,863)	(35,352)
Inventories	(2,933)	(5,118)
Due from Clorox	(31)	10,838
Other current assets	(1,846)	(2,107)
Book overdraft	—	(1,987)
Accounts payable and accrued liabilities	8,787	24,933
Income taxes	2,022	3,930
Other	(49)	—
Net cash provided by operating activities	8,197	4,649
Cash flows from investing activities:
Capital expenditures	(944)	(2,946)
Net cash used in investing activities	(944)	(2,946)
Cash flows from financing activities:
Borrowings under revolver	—	8,000
Payments on revolver	—	(8,000)
Principal payments on term loan	(750)	(750)
Net cash used in financing activities	(750)	(750)
Effect of exchange rate changes on cash	1	352
Net increase in cash	6,504	1,305
Cash at beginning of period	4,206	4,935
Cash at end of period	$10,710	$6,240
Supplemental cash flow disclosures:
Cash paid for interest	$4,679	$4,714
Cash paid for income taxes	$737	$1,558

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

In September 2010, Viking Acquisition Inc., an entity owned by affiliates of Avista Capital Holdings, L.P. (“Avista”), entered into an agreement to acquire the AutoCare Products Business, Armor All, STP and certain other brands from The Clorox Company (“Clorox”) pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the “Acquisition”).  The Acquisition closed on November 5, 2010 and included employees in the United States and other countries dedicated to the Company, related product patent and developed technology and certain other assets, including the manufacturing facilities located in Painesville, Ohio and Wales, U.K. Viking Acquisition Inc. was subsequently renamed as Armored AutoGroup Inc. (“AAG”).  Armored AutoGroup Parent Inc. (“AAG Parent” or “Parent”) indirectly owns all of AAG’s issued and outstanding capital stock through its direct subsidiary and AAG’s direct parent, Armored AutoGroup Intermediate Inc. (“Intermediate”).

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2013 and 2012 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim period ended March, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or for any future period.

The Company’s business is moderately seasonal and can be impacted by weather. Sales are typically higher in the first half of the calendar year as the Company’s customers in the northern hemisphere purchase stock for the spring and summer seasons when weather is warmer than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and sell less strongly if weather is cold and wet.  For these reasons, among others, the Company’s results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2012, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies. The consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information or disclosures required by U.S. GAAP for complete financial statements.

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

The Company routinely commits to trade promotion programs with customers, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons offered through various programs to customers and consumers. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued expenses and other current liabilities line item in the Consolidated Balance Sheets and are recorded as a reduction of sales in the Statements of Comprehensive (Loss) Income.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes. For purposes of the unaudited interim condensed consolidated financial statements, the Company’s calculates tax with reference to the anticipated effective tax rate for the annual financial period. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to the differences between the financial statement amounts and their respective tax bases. Management reviews the Company’s deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established when management believes that it is more likely than not that some portion or all of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by accounting guidance on the accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled.

Foreign Currency Translation

Local currencies are the functional currencies for substantially all of the Company’s foreign operations. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other expense (income), net. Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the respective balance sheet reporting date. Income and expenses are translated at the average exchange rate during the period. Gains and losses on foreign currency translations are reported as a component of accumulated other comprehensive (loss) income. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Goodwill and Intangible Assets

The Company tests its goodwill and trademark and brand intangible assets with indefinite lives annually on October 1st unless there are indications during a different interim period that these assets may have become impaired.  Goodwill impairment occurs when the carrying amount of one of the Company’s reporting unit’s goodwill exceeds its implied fair value. The Company would then record an impairment charge being the difference between the carrying amount and the implied fair value of the reporting unit’s goodwill. For trademarks and brand intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value and an impairment charge is recorded for the difference between the carrying amount and the fair value. The Company’s estimates of fair value are based primarily on a discounted cash flow approach and supplemented by a market based approach. Significant judgment is necessary in the preparation of assumptions and estimates inherent in such valuation approaches, particularly with respect to the determination of future volumes, revenue and expense growth rates, changes in working capital use, foreign-exchange rates, inflation, the selection of an appropriate discount rate and the calculation of an average earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple of a selected public-company peer group. In particular, the discount rates the Company utilizes in these analyses, as well as expectations for future cash flows, may be influenced by such factors as changes in interest rates, rates of inflation and changes in regional risk.

Property, plant and equipment and finite-lived intangible assets are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation and amortization expenses by the straight-line method using estimated useful lives of the related assets. The Company reviews property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s impairment review is based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist and impairment occurs when the book value of the asset group exceeds the estimated future undiscounted cash flows generated by the asset group. When impairment is indicated, a charge is recorded for the difference between the book value of the asset group and its fair value. Depending on the asset or asset group, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in a similar condition.

Recent Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04). The ASU requires reporting and disclosure about obligations resulting from joint and several liability arrangements within its scope for which the total amount of the obligation is fixed at the reporting date. For the Company, ASU 2013-04 is effective January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-04 is to be applied retrospectively for those obligations resulting from joint and several liability arrangements within its scope that exist at January 1, 2014. Adoption of ASU 2013-04 is not expected to have a material impact on the Company.

The Company adopted the following pronouncements effective January 1, 2013:

In February 2013, the FASB issued ASU 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02).  Substantially all of the information that this Update requires already is required to be disclosed elsewhere in financial statements under U.S. GAAP. However, the new requirement to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures.

During July 2012, the FASB issued ASU 2012-02 Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Adoption of 2011-11 did not have an impact on the Company.

Note 2 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$37,587	$33,386
Raw materials and packaging	9,868	11,087
Allowances for obsolescence	(2,078)	(2,029)
	$45,377	$42,444

Note 3 - Fair Value Measurement of Assets and Liabilities

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value which is intended to increase consistency and comparability and related disclosures. An asset or liability’s classification is based on the lowest level of input that is significant to the fair value measurement and is disclosed in one of the following three categories: Level 1 — Quoted market prices in active markets for identical assets or liabilities; Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data; Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions.

The carrying and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$287,024	$291,784	$287,390	$281,138
Senior notes	266,743	245,438	266,470	233,063

The fair value of the Term Loan and the Senior Notes was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

Note 4 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of March 31, 2013 and December 31, 2012, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

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

Note 5 — Income taxes

The Company’s effective tax benefit rate in the three months ended March 31, 2013 and 2012 was 53.1% and 66.8%, respectively. The Company’s effective tax benefit rate differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized during the period, which increased the benefit rate on the loss for the year. Other items impacting the Company effective tax benefit rate relate primarily to state taxes.

Note 6 — Segment Data

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

The Company does not allocate its amortization of intangible assets or interest expense between its North America and International segments but includes them in the tables below under Corporate in order to reconcile the North America and International segments’ performance to the Company’s Statements of Comprehensive (Loss) Income. All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three Months Ended March 31, 2013
	North America	International	Corporate	Consolidated
Net sales	$56,614	$17,799	$—	$74,413
Earnings (loss) before income taxes	18,276	1,726	(21,081)	(1,079)
Capital expenditures	793	151	—	944
Depreciation of property, plant and equipment and amortization of intangible assets	1,511	146	9,175	10,831
Share based compensation	62	3	—	65

	Three Months Ended March 31, 2012
	North America	International	Corporate	Consolidated
Net sales	$66,983	$19,413	$—	$86,396
Earnings (loss) before income taxes	21,975	2,537	(21,177)	3,335
Capital expenditures	2,815	131	—	2,946
Depreciation of property plant and equipment and amortization of intangible assets	1,195	229	9,175	10,599
Share based compensation	62	3	—	65

Note 7 — Financial Information for the Company and Its Subsidiaries

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

The following supplemental consolidating financial information sets forth, on a combining basis, balance sheets, statements of comprehensive (loss) income and statements of cash flows for the Company, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Company and its subsidiaries. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a standalone basis.

Condensed Consolidating Balance Sheet

Year Ended March 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$2,242	$—	$8,468	$—	$10,710
Accounts receivable	71	57,861	17,534	—	75,465
Inventory	—	33,917	11,459	—	45,377
Other current assets	46,971	(35,960)	1,810	—	12,821
Total current assets	49,284	55,818	39,271	—	144,373
Property, plant and equipment	8,583	18,897	3,246	—	30,726
Goodwill	—	310,576	50,460		361,036
Intangible assets	—	299,234	43,800	—	343,034
Investment in subsidiaries	691,204	127,001	—	(818,205)	—
Other assets	4,767	77	—	—	4,844
Total assets	$753,838	$811,603	$136,777	$(818,205)	$884,013
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$538	$16,343	$3,715	$—	$20,596
Accrued expenses and other current liabilities	16,712	7,422	5,786	—	29,920
Due to Clorox	—	22	84	—	106
Due to Parent	795	—	—	—	795
Notes payable, current portion	229	—	—	—	229
Total current liabilities	18,274	23,787	9,585	—	51,646
Notes payable, less current portion and discount	553,538	—	—	—	553,538
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	96,612	191	—	101,924
Total liabilities	579,433	120,399	9,776	—	709,608
Shareholder’s equity	174,405	691,204	127,001	(818,205)	174,405
Total liabilities and shareholder’s equity	$753,838	$811,603	$136,777	$(818,205)	$884,013

Condensed Consolidating Balance Sheet

Year Ended December 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$1,477	$—	$2,729	$—	$4,206
Accounts receivable	105	49,635	19,862	—	69,602
Inventory	—	31,718	10,726	—	42,444
Other current assets	50,116	(38,357)	1,132	—	12,891
Total current assets	51,698	42,996	34,449	—	129,143
Property, plant and equipment	8,682	19,397	3,394	—	31,473
Goodwill	—	310,577	51,639	—	362,216
Intangible assets	—	307,401	45,887	(383)	352,905
Investment in subsidiaries	687,226	122,893	—	(810,119)	—
Other assets	4,943	77	—	—	5,020
Total assets	$752,549	$803,341	$135,369	$(810,502)	$880,757
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$888	$8,868	$3,402	$—	$13,158
Accrued expenses and other current liabilities	12,397	7,215	8,959	—	28,571
Due to Clorox	—	22	115	—	137
Due to Parent	795	—	—	—	795
Notes payable, current portion	279	—	—	—	279
Total current liabilities	14,359	16,105	12,476		42,940
Notes payable, less current portion and discount	553,581	—	—	—	553,581
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	100,010	—	—	105,131
Total liabilities	575,561	116,115	12,476	—	704,152
Shareholder’s equity	176,988	687,226	122,893	(810,502)	176,605
Total liabilities and shareholder’s equity	$752,549	$803,341	$135,369	$(810,502)	$880,757

Condensed Consolidating Statement of Operations

Three months ended March 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Combined
Net sales	$—	$61,797	$18,606	$(5,990)	$74,413
Cost of products sold	—	34,238	12,237	(5,990)	40,485
Gross profit	—	27,559	6,369	—	33,928
Operating expenses:
Selling and administrative expenses	4,300	2,742	2,561	—	9,603
Advertising costs	—	2,099	1,474	—	3,573
Research and development costs	—	638	—	—	638
Amortization of acquired intangible assets	—	7,545	1,630	—	9,175
Total operating expenses	4,300	13,024	5,665	—	22,989
Operating (loss) profit	(4,300)	14,535	704	—	10,939
Non-operating expenses (income):
Interest expense	11,906	—	—	—	11,906
Other (income) expense, net	—	4	108	—	112
(Loss) earnings before (benefit) provision for income taxes	(16,206)	14,531	596	—	(1,079)
(Benefit) provision for income taxes	(6,103)	5,373	157	—	(573)
Equity earnings of subsidiaries, net of taxes	9,597	439	—	(10,036)	—
Net (loss) earnings	$(506)	$9,597	$439	$(10,036)	$(506)

Other comprehensive income:
Foreign currency translation	(1,760)	(1,760)	(1,760)	3,520	(1,760)
Comprehensive income	$(2,266)	$7,837	$(1,321)	$(6,516)	$(2,266)

Condensed Consolidating Statement of Operations

Three months ended March 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Combined
Net sales	$—	$72,941	$22,458	$(9,003)	$86,396
Cost of products sold	—	37,143	14,950	(9,003)	43,090
Gross profit	—	35,798	7,508	—	43,306
Operating expenses:
Selling and administrative expenses	5,579	4,912	2,656	—	13,147
Advertising costs	—	3,545	1,718	—	5,263
Research and development costs	—	515	—	—	515
Amortization of acquired intangible assets	—	7,545	1,630	—	9,175
Total operating expenses	5,579	16,517	6,004	—	28,100
Operating (loss) profit	(5,579)	19,281	1,504	—	15,206
Non-operating expenses (income):
Interest expense	12,090	—	—	—	12,090
Other (income) expense, net	—	—	(219)	—	(219)
(Loss) earnings before (benefit) provision for income taxes	(17,669)	19,281	1,723	—	3,335
(Benefit) provision for income taxes	(9,035)	11,308	(44)	—	2,229
Equity earnings of subsidiaries, net of taxes	9,740	1,767	—	(11,507)	—
Net earnings	$1,106	$9,740	$1,767	$(11,507)	$1,106

Other comprehensive income:
Foreign currency translation	4,546	4,546	4,546	(9,092)	4,546
Comprehensive income	$5,652	$14,286	$6,313	$(20,599)	$5,652

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Combined
Cash flows from operating activities:
Net earnings	$(506)	$9,597	$439	$(10,036)	$(506)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,493	8,593	1,797	—	11,883
Share-based compensation	65	—	—	—	65
Deferred income taxes	—	(3,648)	316	—	(3,332)
Equity earnings of subsidiaries, net of taxes	(9,597)	(439)	—	10,036	—
Cash effect of changes in:
Accounts receivable, net	34	(8,225)	2,328	—	(5,863)
Inventories	—	(2,200)	(733)	—	(2,933)
Due from Clorox	—	—	(31)	—	(31)
Other current assets	485	(2,391)	60	—	(1,846)
Accounts payable and accrued liabilities	3,964	7,682	(2,859)	—	8,787
Intercompany	3,371	(8,808)	5,300	137	—
Income taxes	1,940	—	82	—	2,022
Other	266	632	(810)	(137)	(49)
Net cash provided by operating activities	1,515	793	5,889	—	8,197
Cash flows from investing activities:
Capital expenditures	—	(793)	(151)	—	(944)
Net cash used in investing activities	—	(793)	(151)	—	(944)
Cash flows from financing activities:
Principal payments on notes payable	(750)	—	—	—	(750)
Net cash used in financing activities	(750)	—	—	—	(750)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase in cash	765	—	5,739	—	6,504
Cash at beginning of period	1,477	—	2,729	—	4,206
Cash at end of period	$2,242	$—	$8,468	$—	$10,710

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Combined
Cash flows from operating activities:
Net earnings	$1,106	$9,740	$1,767	$(11,507)	$1,106
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,644	8,071	1,871	—	11,586
Share-based compensation	65	—	—	—	65
Deferred income taxes	—	(3,211)	(89)	—	(3,300)
Equity earnings of subsidiaries, net of taxes	(9,740)	(1,767)	—	11,507	—
Other	—	—	55	—	55
Cash effect of changes in:
Accounts receivable, net	(128)	(28,561)	(6,663)	—	(35,352)
Inventories	—	(3,959)	(1,159)	—	(5,118)
Due from Clorox	(129)	11,400	(433)	—	10,838
Other current assets	89	(707)	(1,489)	—	(2,107)
Book overdraft	(1,987)	—	—	—	(1,987)
Accounts payable and accrued liabilities	9,455	9,420	6,058	—	24,933
Intercompany	13,552	(13,927)	777	(402)	—
Income taxes payable	(9,831)	13,914	(153)	—	3,930
Net cash provided by (used in) operating activities	4,096	413	542	(402)	4,649
Cash flows from investing activities:
Capital expenditures	(2,398)	(413)	(135)	—	(2,946)
Net cash used in investing activities	(2,398)	(413)	(135)	—	(2,946)
Cash flows from financing activities:
Borrowings under revolver	8,000	—	—	—	8,000
Payments on revolver	(8,000)	—	—	—	(8,000)
Principal payments on notes payable	(750)	—	—	—	(750)
Net cash used in financing activities	(750)	—	—	—	(750)
Effect of exchange rate changes on cash	—	—	(50)	402	352
Net increase in cash	948	—	357	—	1,305
Cash at beginning of period	—	—	4,935	—	4,935
Cash at end of period	$948	$—	$5,292	$—	$6,240

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe under “Cautionary note regarding forward-looking statements,” elsewhere in this Quarterly Report.

Overview

We are a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemical products categories, respectively. Armor All’s current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces. STP’s offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and “Do-it-Yourselfers.” Our brands offer over 200 individual automotive appearance and performance chemical products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom and China and distributor relationships in approximately 50 countries.

Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All’s advertising campaigns, such as the “Go ahead. Stare,” “Care for your car” and the new “Armor All Way” build on what we believe to be Armor All’s strong brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

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

Industry trends

During calendar years from 2009 through 2012 and into 2013, the general economic environment put downward pressure on the appearance and performance chemical products categories. Reduced disposable income levels for consumers resulted in a weak demand environment for our products. Beginning in 2011, we have increased our new product introductions and investment in advertising and promotion to elevate engagement of our customers and consumers with our brands.

We believe the factors that resulted in the recent industry trends discussed above are not representative of the long-term growth prospects for the industry. Meanwhile, we believe there are other trends that foster attractive long-term dynamics. For example, partially due to the general economic environment, according to R.L. Polk & Co, the average age of cars on U.S. roads has increased to greater than ten years. Older cars require more maintenance to keep them operating.

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

We are solidifying our leading category share of the automotive aftermarket appearance products and performance chemicals categories with innovation and new products, investment in our established Armor All and STP brands, increased investments in racing sponsorships, and enhanced promotional events and advertising. While our net sales have benefited from these initiatives, there has broadly been a decline in the performance chemicals category of the base business volume and an overall weakening of consumer discretionary spending in the markets within which we compete due to economic uncertainty in generally unfavorable economic conditions. In the event that our top-line growth and bottom-line profitability do not develop as expected, we may have to delay certain business initiatives and adjust our strategy accordingly.

Results of Operations

Three periods ended March 31, 2013 compared to the corresponding period in 2012

Financial data for the three month periods ended March 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Three months ended March 31,
	2013	2012	Change	%
Net sales	$74,413	$86,396	$(11,983)	(14)
Cost of products sold	40,485	43,090	(2,605)	(6)
Gross profit	33,928	43,306	(9,378)	(22)
Operating expenses:
Selling and administrative expenses	9,603	13,147	(3,544)	(27)
Advertising costs	3,573	5,263	(1,690)	(32)
Research and development costs	638	515	123	24
Amortization of acquired intangible assets	9,175	9,175	—	—
Total operating expenses	22,989	28,100	(5,111)	(18)
Operating profit	10,939	15,206	(4,267)	(28)
Non-operating expenses (income):
Interest expense	11,906	12,090	(184)	(2)
Other expense (income), net	112	(219)	331	(151)
(Loss) earnings before (benefit) provision for income taxes	(1,079)	3,335	(4,414)	(132)
(Benefit) provision for income taxes	(573)	2,229	(2,802)	(126)
Net (loss) earnings	$(506)	$1,106	$(1,612)	(146)

Net sales

Our business is moderately seasonal and can be impacted by weather. Our sales are typically higher in the first half of the calendar year as our customers in the northern hemisphere purchase stock for the spring and summer seasons when weather is warmer than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our products sell best during warm, dry weather, and sell less strongly if weather is cold and wet.

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada.  Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America.  The following table summarizes our net sales for the three and month periods ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended December 31,		Change from Corresponding Period in Prior Year		% of Net Sales
	2013	2012	$	%	2013	2012
Net sales
North America:
Armor All products	$40,556	$49,482	$(8,926)	(18)	55	57
STP products	13,868	14,708	(840)	(6)	19	17
Other brands	2,190	2,793	(603)	(22)	3	3
Total North America	56,614	66,983	(10,369)	(15)	76	78
International	17,799	19,413	(1,614)	(8)	24	22
Consolidated net sales	$74,413	$86,396	$(11,983)	(14)

In North America, the large decrease in net sales of our appearance products, which are the Armor All and Other brands, was mainly driven by the impact of the much colder and wetter weather conditions in the early part of 2013 in contrast to the much warmer and drier than normal weather conditions in the early part of 2012.  For STP products, the reduction in net sales was partially driven by the impact of competitive promotional events in the first part of the year compared with STP promotional events that generally occur in the later part of the year.  Additionally in North America, reductions in certain customer inventory levels contributed to the lower net sales.

The International net sales decrease in the three month period ended March 31, 2013 as compared to the corresponding period in 2012 was primarily due to lower sales in Europe which continues to endure a weak economic environment and further attributable to the timing of our sales to certain of our Middle Eastern distributors.

Gross profit

Cost of products sold

Our cost of products sold for the three month periods ended March 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2013	2012	$	%
Cost of products sold	$40,485	$43,090	$(2,605)	(6)
Stated as a percentage of net sales	54.4%	49.9%

The decrease in our cost of products sold is driven by lower sales volumes in the three month period ended March 31, 2013 as compared to the corresponding period in 2012.  Offsetting the volume decrease is the impact of higher logistics costs as we transitioned from Clorox services in early 2012 and attained a normalized trend in the later part of 2012 and into 2013.  The increase in our cost of products sold as a percentage of net sales was primarily due to the lower volume impact on the fixed elements of logistics and other operating costs and the mix of products sold in 2013.

Gross profit

Our gross profit for the three month periods ended March 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2013	2012	$	%
Gross profit	$33,928	$43,306	$(9,378)	(22)
Stated as a percentage of net sales	45.6%	50.1%

As discussed above, the impact of the normalized freight and warehousing costs and unfavorable product volume and mix negatively impacted our gross profit for 2013 as compared to the corresponding periods in 2012.   Additionally, lower royalty income from the discontinuation of some licensing agreements resulted in additional margin compression in the three months ended March 31, 2013.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three month periods ended March 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2013	2012	$	%
Selling and administrative expenses	$9,603	$13,147	$(3,544)	(27)
Advertising costs	3,573	5,263	(1,690)	(32)
Research and development costs	638	515	123	24
	$13,814	$18,295	$(5,111)	(27)
Stated as a percentage of net sales	18.6%	21.9%

The decreases in our selling and administrative expenses in the three month period ended March 31, 2013 as compared to the corresponding period in 2012 is primarily due to the elimination of excess costs of $3.0 million incurred in 2012 related to the transition to a stand-alone company.  The decrease in our advertising costs in the three month period ended March 31, 2013 as compared to the corresponding period in 2012 was primarily due to timing of our North America advertising spend.

Income taxes

Our effective tax benefit rate in the three month periods ended March 31, 2013 and 2012 was 53.1% and 66.8%, respectively. Our effective tax benefit rate differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized during the period, which increased the benefit rate on the loss for the year. Other items impacting the Company effective tax benefit rate relate primarily to state taxes.  The 13.7% decrease in our effective tax benefit rate in the three month period ended March 31, 2013 as compared to 2012 is a consequence of our permanent book and tax differences relative to expected book loss for 2013 as compared to reported book loss for 2012.

Liquidity and capital resources

Our principle sources of liquidity are our cash of $10.7 million as of March 31, 2013, and our $50.0 million revolving credit loan which is fully available to us as of March 31, 2013. Our principle source of operating cash in-flows is from sales of product to customers. Our principle cash out-flows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. At March 31, 2013, $8.5 million of our cash is held by foreign subsidiaries to fund their working capital needs. To-date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. We believe that, as of March 31, 2013, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.

Cash flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$8,197	$4,649
Net cash used in investing activities	(944)	(2,946)
Net cash used in financing activities	(750)	(750)

Operating activities

Net cash provided by operating activities of $8.2 million for the three months ended March 31, 2013 was primarily attributable to our net loss of $0.5 million and an increase in net operating assets of $0.2 million, offset by non-cash charges of $8.9 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes. Net cash provided by operating activities of $4.6 million for the three months ended March 31, 2012 was primarily attributable to our net earnings of $1.1 million and non-cash charges of $8.4 million partially offset by a $4.9 million increase in net operating assets. The increase in our operating assets in 2013 was comprised of increases of $5.9 million, $2.9 million and $8.8 million in accounts receivable, inventories, and accounts payable and accrued liabilities, respectively, commensurate with our seasonal sales volume during the quarter, and a $1.8 million increase in other current assets ahead of our seasonal advertising campaigns.

Investing activities

Our cash used in investing activities for the three month periods ended March 31, 2013 and 2012 was comprised solely of capital expenditures.  Capital spending declined to 1.3% from 3.4% of net sales in the three month period ended March 31, 2013 as compared to the corresponding period in 2012 and is largely attributable to our ERP system implementation having been substantially completed in 2012.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2013 and 2012 included $0.8 million principal payments on our term loan.

Indebtedness and Amendment to Credit Facility

We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition, including a Revolver and a Term Loan under the Credit Facility and Senior Notes. As of March 31, 2013, we have aggregate gross amount of indebtedness of approximately $568.3 million, exclusive of issuance discounts, including a remaining $293.3 million owed on our Term Loan having quarterly principal payments of $750,000 and the remaining principal maturing in November 2016, and $275.0 million in aggregate principle amount of 9.25% Senior Notes due 2018. Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. For additional details related to our debts, please see Note 8 of the Notes to the Consolidated Financial Statements, “Debt”, contained in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Commitments and contingencies

For details related to our contractual obligations and other commitments and contingencies, please see (i) Note 4 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” included in this Quarterly Report, and (ii) Note 11 of the Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2012, “Commitments and Contingencies”,  and Management’s Discussion and Analysis of Financial Condition and Results of Operations “Certain Information Concerning Contractual Obligations” included in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For details about our market risk, please see Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, included in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of March 31, 2013, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” included within Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in the prospectus referred to above.

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

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2013

ARMORED AUTOGROUP INC.

/s/ DAVID P. LUNDSTEDT
David P. Lundstedt
Chairman, President, and Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer