Form 10-Q
period 2013-06-30
Armored AutoGroup Inc.
filed 2013-08-09
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The aggregate number of shares of the registrant’s common stock outstanding on August 1, 2013 was 1,000 shares of common stock $.01 par value.

Armored AutoGroup Inc.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information can generally be identified by the use of forward-looking terminology, including the terms ‘‘believes,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘expects,’’ ‘‘seeks,’’ ‘‘projects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘may,’’ ‘‘will’’ or ‘‘should’’ or, in each case, their negative or other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements included herein. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•                  Our historical financial information may not be indicative of our future financial performance.

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

•                  Weather can influence consumer behavior, especially for our appearance products which sell best during warm, dry weather, and less if weather is cold and wet.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$2,896	$4,206
Accounts receivable, net	76,935	69,602
Inventories	42,296	42,444
Other current assets	13,600	12,891
Total current assets	135,727	129,143
Property, plant and equipment, net	29,890	31,473
Goodwill	358,765	362,216
Intangible assets, net	330,678	352,905
Deferred financing costs and other assets, net	4,477	5,020
Total assets	$859,537	$880,757
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$16,391	$13,158
Accrued expenses and other current liabilities	23,079	28,571
Due to Clorox	3	137
Due to Parent	745	795
Revolving credit loan	2,000	—
Current portion of long-term debt, less discount	177	279
Total current liabilities	42,395	42,940
Long-term debt, less discount and current portion	553,512	553,581
Other liability	2,500	2,500
Deferred income taxes	98,504	105,131
Total liabilities	696,911	704,152
Commitments and contingencies (Note 4)
Shareholder’s Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Additional paid-in capital	260,892	260,750
Accumulated deficit	(91,376)	(85,585)
Accumulated other comprehensive (loss) income	(6,890)	1,440
Total shareholder’s equity	162,626	176,605
Total liabilities and shareholder’s equity	$859,537	$880,757

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$80,075	$82,695	$154,488	$169,091
Cost of products sold	42,339	44,130	82,824	87,220
Gross profit	37,736	38,565	71,664	81,871
Operating expenses:
Selling and administrative expenses	9,745	10,960	19,348	24,107
Advertising costs	14,147	14,222	17,720	19,485
Research and development costs	575	524	1,213	1,039
Amortization of acquired intangible assets	9,176	9,176	18,351	18,351
Total operating expenses	33,643	34,882	56,632	62,982
Operating profit	4,093	3,683	15,032	18,889
Non-operating expenses:
Interest expense	12,021	12,333	23,927	24,423
Other expense, net	403	262	515	43
Loss before benefit for income taxes	(8,331)	(8,912)	(9,410)	(5,577)
Benefit for income taxes	(3,045)	(4,809)	(3,618)	(2,580)
Net loss	$(5,286)	$(4,103)	$(5,792)	$(2,997)

Other comprehensive (loss) income:
Foreign currency translation	(6,570)	4,031	(8,330)	(515)
Comprehensive loss	$(11,856)	$(72)	$(14,122)	$(3,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,792)	$(2,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,775	23,213
Share-based compensation	142	131
Deferred income taxes	(6,752)	(7,027)
Cash effect of changes in:
Accounts receivable, net	(7,333)	(36,359)
Inventories	148	(16,553)
Prepaid taxes	137	(1,821)
Other current assets	(782)	(2,082)
Book overdraft	—	(1,987)
Accounts payable and accrued liabilities	(2,259)	28,317
Due Clorox	(134)	9,820
Other	(1,066)	(77)
Net cash provided by (used in) operating activities	84	(7,422)
Cash flows from investing activities:
Capital expenditures	(1,750)	(5,162)
Net cash used in investing activities	(1,750)	(5,162)
Cash flows from financing activities:
Borrowings under revolver	23,000	33,001
Payments on revolver	(21,000)	(18,000)
Principal payments on term loan	(1,500)	(1,500)
Payment on advance from Parent	(50)	—
Net cash provided by financing activities	450	13,501
Effect of exchange rate changes on cash	(94)	(172)
Net (decrease) increase in cash	(1,310)	745
Cash at beginning of period	4,206	4,935
Cash at end of period	$2,896	$5,680
Supplemental cash flow disclosures:
Cash paid for interest	$21,922	$22,365
Cash paid for income taxes	$3,105	$7,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Armored AutoGroup Inc. is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armored AutoGroup delivers its products to distributors, resellers and end customers (collectively the customers) through its direct operations in the United States, Canada, Mexico, Australia, China and the United Kingdom and distributor relationships in approximately 50 countries. The Armor All and STP brands offer multiple automotive appearance and performance chemicals that can be found in most of the major developed countries around the world.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or for any future period.

The Company’s business is moderately seasonal and can be impacted by weather. Sales are typically higher in the first half of the calendar year as the Company’s customers in the northern hemisphere purchase stock for the spring and summer seasons when weather is warmer than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and less if weather is cold and wet.  For these reasons, among others, the Company’s results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2012, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies. The consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information or disclosures required by U.S. GAAP for complete financial statements.

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

The Company routinely commits to trade promotion programs with customers, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons offered through various programs to customers and consumers. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued expenses and other current liabilities line item in the Consolidated Balance Sheets and are recorded as a reduction of sales in the Statements of Comprehensive Loss.

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

Recent Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists (ASU 2013-01). The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with an exception in certain circumstances where an unrecognized tax benefit, or portion thereof, is to be presented in the financial statements as a liability.   ASU 2013-11 is effective for the Company January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-11 is to be applied prospectively to all unrecognized tax benefits that exist at January 1, 2014. Adoption of ASU 2013-11 is not expected to have a material impact on the Company.

In February 2013 the FASB issued Accounting Standards Update (ASU) No. 2013-04—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04). The ASU requires reporting and disclosure about obligations resulting from joint and several liability arrangements within its scope for which the total amount of the obligation is fixed at the reporting date. For the Company, ASU 2013-04 is effective January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-04 is to be applied retrospectively for those obligations resulting from joint and several liability arrangements within its scope that exist at January 1, 2014. Adoption of ASU 2013-04 is not expected to have a material impact on the Company.

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

Note 2 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$34,880	$33,386
Raw materials and packaging	9,471	11,087
Allowances for obsolescence	(2,055)	(2,029)
	$42,296	$42,444

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

The carrying and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$286,672	$291,403	$287,390	$281,138
Senior notes	267,017	251,295	266,470	233,063

The fair value of the Term Loan and the Senior Notes was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

Note 4 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of June 30, 2013 and December 31, 2012, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

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

Note 5 — Income taxes

The Company’s effective tax benefit rate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Effective tax benefit rate	36.6%	54.0%	38.4%	46.3%

The Company’s effective tax benefit rate for the three and six month periods ended June 30, 2013 differ from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate. Further, the Company’s effective tax benefit rate has decreased for the three and six month periods ended June 30, 2013 as compared to the corresponding periods in 2012 as the Company is no longer recognizing a tax benefit on losses in certain foreign jurisdictions.

Note 6 — Segment Data

The Company manages its business through two geographic segments: North America and International.

•                  North America—consists of auto-care products marketed and sold in the United States and Canada. Products within this segment include auto-care products primarily under the Armor All® and STP® brands.

•                  International—consists of products sold outside North America, including Australia, Europe and other international locations. Products within this segment include auto-care products primarily under the Armor All and STP brands.

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

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three Months Ended June 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$62,005	$18,070	$—	$80,075
Earnings (loss) before income taxes	12,027	839	(21,197)	(8,331)
Capital expenditures	811	(5)	—	806
Depreciation of property, plant and equipment and amortization of intangible assets	1,511	131	9,176	10,818
Share based compensation	68	9	—	77

	Three Months Ended June 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$66,156	$16,539	$—	$82,695
Earnings (loss) before income taxes	11,069	1,616	(21,597)	(8,912)
Capital expenditures	2,207	9	—	2,216
Depreciation of property plant and equipment and amortization of intangible assets	2,359	92	9,176	11,627
Share based compensation	64	2	—	66

	Six Months Ended June 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$118,619	$35,869	$—	$154,488
Earnings (loss) before income taxes	30,303	2,565	(42,278)	(9,410)
Capital expenditures	1,604	146	—	1,750
Depreciation of property, plant and equipment and amortization of intangible assets	3,021	277	18,351	21,649
Share based compensation	130	12	—	142

	Six Months Ended June 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$133,139	$35,952	$—	$169,091
Earnings (loss) before income taxes	33,044	4,153	(42,774)	(5,577)
Capital expenditures	5,022	140	—	5,162
Depreciation of property plant and equipment and amortization of intangible assets	4,541	321	18,351	23,213
Share based compensation	126	5	—	131

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

Condensed Consolidating Balance Sheet

June 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$39	$—	$2,857	$—	$2,896
Accounts receivable, net	71	61,031	15,833	—	76,935
Inventories	—	32,668	9,628	—	42,296
Other current assets	48,730	(37,762)	2,632	—	13,600
Total current assets	48,840	55,937	30,950	—	135,727
Property, plant and equipment, net	8,411	18,474	3,005	—	29,890
Goodwill	—	310,576	48,189	—	358,765
Intangible assets, net	—	291,552	40,050	(924)	330,678
Investment in subsidiaries	676,114	112,822	—	(788,936)	—
Deferred financing costs and other assets, net	4,390	87	—	—	4,477
Total assets	$737,755	$789,448	$122,194	$(789,860)	$859,537
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$706	$12,687	$2,998	$—	$16,391
Accrued expenses and other current liabilities	9,444	7,546	6,089	—	23,079
Due to Clorox	—	23	(20)	—	3
Due to Parent	745	—	—	—	745
Revolving credit loan	2,000	—	—	—	2,000
Current portion of long-term debt, less discount	177	—	—	—	177
Total current liabilities	13,072	20,256	9,067	—	42,395
Long-term debt, less discount and current portion	553,512	—	—	—	553,512
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,121	93,078	305	—	98,504
Total liabilities	574,205	113,334	9,372	—	696,911
Shareholder’s equity	163,550	676,114	112,822	(789,860)	162,626
Total liabilities and shareholder’s equity	$737,755	$789,448	$122,194	$(789,860)	$859,537

Condensed Consolidating Balance Sheet

December 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$1,477	$—	$2,729	$—	$4,206
Accounts receivable, net	105	49,635	19,862	—	69,602
Inventories	—	31,718	10,726	—	42,444
Other current assets	50,116	(38,357)	1,132	—	12,891
Total current assets	51,698	42,996	34,449	—	129,143
Property, plant and equipment, net	8,682	19,397	3,394	—	31,473
Goodwill	—	310,577	51,639	—	362,216
Intangible assets, net	—	307,401	45,887	(383)	352,905
Investment in subsidiaries	687,226	122,893	—	(810,119)	—
Deferred financing costs and other assets, net	4,943	77	—	—	5,020
Total assets	$752,549	$803,341	$135,369	$(810,502)	$880,757
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$888	$8,868	$3,402	$—	$13,158
Accrued expenses and other current liabilities	12,397	7,215	8,959	—	28,571
Due to Clorox	—	22	115	—	137
Due to Parent	795	—	—	—	795
Current portion of long-term debt, less discount	279	—	—	—	279
Total current liabilities	14,359	16,105	12,476	—	42,940
Long-term debt, less discount and current portion	553,581	—	—	—	553,581
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,121	100,010	—	—	105,131
Total liabilities	575,561	116,115	12,476	—	704,152
Shareholder’s equity	176,988	687,226	122,893	(810,502)	176,605
Total liabilities and shareholder’s equity	$752,549	$803,341	$135,369	$(810,502)	$880,757

Condensed Consolidating Statement of Comprehensive Loss

Three months ended June 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$66,005	$19,572	$(5,502)	$80,075
Cost of products sold	—	35,027	12,814	(5,502)	42,339
Gross profit	—	30,978	6,758	—	37,736
Operating expenses:
Selling and administrative expenses	4,188	3,004	2,553	—	9,745
Advertising costs	—	11,815	2,332	—	14,147
Research and development costs	—	565	10	—	575
Amortization of acquired intangible assets	—	7,546	1,630	—	9,176
Total operating expenses	4,188	22,930	6,525	—	33,643
Operating (loss) profit	(4,188)	8,048	233	—	4,093
Non-operating expenses:
Interest expense	12,018	—	3	—	12,021
Other expense, net	116	2	285	—	403
(Loss) earnings before (benefit) provision for income taxes	(16,322)	8,046	(55)	—	(8,331)
(Benefit) provision for income taxes	(6,171)	3,277	(151)	—	(3,045)
Equity earnings of subsidiaries, net of taxes	4,868	97	—	(4,965)	—
Net (loss) earnings	$(5,283)	$4,866	$96	$(4,965)	$(5,286)

Other comprehensive loss:
Foreign currency translation	(6,570)	(6,570)	(6,570)	13,140	(6,570)
Comprehensive loss	$(11,853)	$(1,704)	$(6,474)	$8,175	$(11,856)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three months ended June 30, 2012

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$154	$71,445	$18,958	$(7,862)	$82,695
Cost of products sold	—	37,851	14,141	(7,862)	44,130
Gross profit	154	33,594	4,817	—	38,565

Operating expenses:
Selling and administrative expenses	6,120	2,661	2,179	—	10,960
Advertising costs	—	12,081	2,141	—	14,222
Research and development costs	—	524	—	—	524
Amortization of acquired intangible assets	—	7,546	1,630	—	9,176
Total operating expenses	6,120	22,812	5,950	—	34,882
Operating (loss) profit	(5,966)	10,782	(1,133)	—	3,683
Non-operating expenses:
Interest expense	12,333	—	—	—	12,333
Other expense, net	—	2	260	—	262
(Loss) earnings before income taxes	(18,299)	10,780	(1,393)	—	(8,912)
(Benefit) provision for income taxes	(6,712)	1,904	(1)	—	(4,809)
Equity earnings (loss) of subsidiaries, net of taxes	7,484	(1,393)	—	(6,091)	—
Net (loss) earnings	$(4,103)	$7,483	$(1,392)	$(6,091)	$(4,103)
Other comprehensive (loss) income:
Foreign currency translation	4,031	4,031	4,031	(8,062)	4,031
Comprehensive (loss) income	$(72)	$11,514	$2,639	$(14,153)	$(72)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Six months ended June 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$127,802	$38,178	$(11,492)	$154,488
Cost of products sold	—	69,265	25,051	(11,492)	82,824
Gross profit	—	58,537	13,127	—	71,664
Operating expenses:
Selling and administrative expenses	8,488	5,746	5,114	—	19,348
Advertising costs	—	13,914	3,806	—	17,720
Research and development costs	—	1,203	10	—	1,213
Amortization of acquired intangible assets	—	15,091	3,260	—	18,351
Total operating expenses	8,488	35,954	12,190	—	56,632
Operating (loss) profit	(8,488)	22,583	937	—	15,032
Non-operating expenses (income):
Interest expense	23,924	—	3	—	23,927
Other expense, net	116	6	393	—	515
(Loss) earnings before (benefit) provision for income taxes	(32,528)	22,577	541	—	(9,410)
(Benefit) provision for income taxes	(12,274)	8,650	6	—	(3,618)
Equity earnings of subsidiaries, net of taxes	14,462	535	—	(14,997)	—
Net (loss) earnings	$(5,792)	$14,462	$535	$(14,997)	$(5,792)

Other comprehensive (loss) income:
Foreign currency translation	(8,330)	(8,330)	(8,330)	16,660	(8,330)
Comprehensive (loss) income	$(14,122)	$6,132	$(7,795)	$1,663	$(14,122)

Condensed Consolidating Statement of Operations Comprehensive (Loss) Income

Six months ended June 30, 2012

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$154	$144,386	$41,416	$(16,865)	$169,091
Cost of products sold	—	74,994	29,091	(16,865)	87,220
Gross profit	154	69,392	12,325	—	81,871

Operating expenses:
Selling and administrative expenses	11,699	7,573	4,835	—	24,107
Advertising costs	—	15,626	3,859	—	19,485
Research and development costs	—	1,039	—	—	1,039
Amortization of acquired intangible assets	—	15,091	3,260	—	18,351
Total operating expenses	11,699	39,329	11,954	—	62,982
Operating (loss) profit	(11,545)	30,063	371	—	18,889
Non-operating expenses:
Interest expense	24,423	—	—	—	24,423
Other expense, net	—	2	41	—	43
(Loss) earnings before income taxes	(35,968)	30,061	330	—	(5,577)
(Benefit) provision for income taxes	(15,747)	13,212	(45)	—	(2,580)
Equity earnings of subsidiaries, net of taxes	17,224	374	—	(17,598)	—
Net (loss) earnings	$(2,997)	$17,223	$375	$(17,598)	$(2,997)
Other comprehensive (loss) income:
Foreign currency translation	(515)	(515)	(515)	1,030	(515)
Comprehensive (loss) income	$(3,512)	$16,708	$(140)	$(16,568)	$(3,512)

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(5,792)	$14,462	$535	$(14,997)	$(5,792)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,004	17,183	3,588	—	23,775
Share-based compensation	142	—	—	—	142
Deferred income taxes	—	(6,932)	180	—	(6,752)
Equity earnings of subsidiaries, net of taxes	(14,462)	(535)	—	14,997
Cash effect of changes in:
Accounts receivable, net	34	(11,396)	4,029	—	(7,333)
Inventories	—	(950)	1,098	—	148
Prepaid taxes	137	—	—	—	137
Other current assets	545	(602)	(725)	—	(782)
Accounts payable and accrued liabilities	(3,135)	4,150	(3,274)	—	(2,259)
Due Clorox	—	—	(134)	—	(134)
Intercompany and other	18,264	(14,344)	(4,986)	—	(1,066)
Net cash (used in) provided by operating activities	(1,263)	1,036	311	—	84
Cash flows from investing activities:
Capital expenditures	(625)	(1,036)	(89)	—	(1,750)
Net cash used in investing activities	(625)	(1,036)	(89)	—	(1,750)
Cash flows from financing activities:
Borrowings under revolver	23,000	—	—	—	23,000
Payments on revolver	(21,000)	—	—	—	(21,000)
Principal payments on term loan	(1,500)	—	—	—	(1,500)
Payment of advance from Parent	(50)	—	—	—	(50)
Net cash provided by financing activities	450	—	—	—	450
Effect of exchange rate changes on cash	—	—	(94)	—	(94)
Net increase in cash	(1,438)	—	128	—	(1,310)
Cash at beginning of period	1,477	—	2,729	—	4,206
Cash at end of period	$39	$—	$2,857	$—	$2,896

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2012

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earninings	$(2,997)	$17,223	$375	$(17,598)	$(2,997)
Adjustments:
Depreciation and amortization	2,731	16,877	3,605	—	23,213
Share-based compensation	131	—	—	—	131
Deferred income taxes	(1,831)	(6,456)	1,260	—	(7,027)
Equity earnings of subsidiaries, net of taxes	(17,224)	(374)	—	17,598	—
Other	—	(77)	—	—	(77)
Cash effect of changes in:
Accounts receivable	694	(32,653)	(4,400)	—	(36,359)
Inventories	—	(14,068)	(2,485)	—	(16,553)
Due from Clorox	(129)	11,317	(1,368)	—	9,820
Other current assets	220	(746)	(1,556)	—	(2,082)
Book overdraft	(1,987)	—	—	—	(1,987)
Accounts payable and accrued liabilities	(996)	24,674	4,639	—	28,317
Intercompany receivable / payable	30,859	(31,913)	1,456	(402)	—
Prepaid taxes	(21,113)	18,703	589	—	(1,821)
Net cash (used in) provided by operating activities	(11,642)	2,507	2,115	(402)	(7,422)

Cash flows from investing activities:
Capital expenditures	(2,602)	(2,425)	(135)	—	(5,162)
Net cash used in investing activities	(2,602)	(2,425)	(135)	—	(5,162)

Cash flows from financing activities:
Payments on revolver	(18,000)	—	—	—	(18,000)
Borrowings under revolver	33,001	—	—	—	33,001
Principle payments on term loan	(1,500)	—	—	—	(1,500)
Net cash provided by financing activities	13,501	—	—	—	13,501

Effect of exchange rate on cash	3,833	(82)	(4,325)	402	(172)
Net increase (decrease) in cash	3,090	—	(2,345)	—	745
Cash at beginning of period	—	—	4,935	—	4,935
Cash at end of period	$3,090	$—	$2,590	$—	$5,680

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

Overview

We are a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemical products categories, respectively. Armor All’s current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes are designed to clean, shine, refresh and protect interior and exterior automobile surfaces. STP’s offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and “Do-it-Yourselfers.” Our brands offer over 200 individual automotive appearance and performance chemical products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom and China and distributor relationships in approximately 50 countries.

Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All’s advertising campaigns, such as the “Go ahead. Stare,” “Care for your car”,”Armor All Way” and the new “A car is a privilege. Respect It.” build on what we believe to be Armor All’s strong brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

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

We believe innovation is another important contributor to category growth because new product introductions stimulate consumer interest in the category by fulfilling unmet consumer needs and bringing attention to the appearance and performance chemical products categories. Truly innovative products have a history of driving category growth in appearance and performance chemical products. We continue to introduce new products and invest in advertising and promotion to elevate engagement of our customers and consumers with our brands.

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

We believe we are solidifying our leading category share of the automotive aftermarket appearance products and performance chemicals categories with innovation and new products, investment in our established Armor All and STP brands, increased investments in racing sponsorships, and enhanced promotional events and advertising. While our net sales have benefited from these initiatives, there has broadly been a decline in the performance chemicals category of the base business volume and an overall weakening of consumer discretionary spending in the markets within which we compete due to economic uncertainty in generally unfavorable economic conditions. In the event that our top-line growth and bottom-line profitability do not develop as expected, we may have to delay certain business initiatives and adjust our strategy accordingly.

Results of Operations

Three and six month periods ended June 30, 2013 compared to the corresponding periods in 2012

Financial data for the three and six month periods ended June 30, 2013 and 2012 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change	%	2013	2012	Change	%
Net sales	$80,075	$82,695	$(2,620)	(3)	$154,488	$169,091	$(14,603)	(9)
Cost of products sold	42,339	44,130	(1,791)	(4)	82,824	87,220	(4,396)	(5)
Gross profit	37,736	38,565	(829)	(2)	71,664	81,871	(10,207)	(12)
Operating expenses:
Selling and administrative expenses	9,745	10,960	(1,215)	(11)	19,348	24,107	(4,759)	(20)
Advertising costs	14,147	14,222	(75)	(1)	17,720	19,485	(1,765)	(9)
Research and development costs	575	524	51	10	1,213	1,039	174	17
Amortization of acquired intangible assets	9,176	9,176	—	—	18,351	18,351	—	—
Total operating expenses	33,643	34,882	(1,239)	(4)	56,632	62,982	(6,350)	(10)
Operating profit	4,093	3,683	410	11	15,032	18,889	(3,857)	(20)
Non-operating expenses:
Interest expense	12,021	12,333	(312)	(3)	23,927	24,423	(496)	(2)
Other expense, net	403	262	141	54	515	43	472	—
Loss before benefit for income taxes	(8,331)	(8,912)	581	(7)	(9,410)	(5,577)	(3,833)	69
Benefit for income taxes	(3,045)	(4,809)	1,764	(37)	(3,618)	(2,580)	(1,038)	40
Net loss	$(5,286)	$(4,103)	$(1,183)	29	$(5,792)	$(2,997)	$(2,795)	93

Net sales

Our business is moderately seasonal and can be impacted by weather. Our sales are typically higher in the first half of the calendar year as our customers in the northern hemisphere purchase stock for the spring and summer seasons when weather is warmer than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our products sell best during warm, dry weather, and less if weather is cold and wet.

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada.  Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia, Latin America and Asia.  The following table summarizes our net sales for the three and six month periods ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Change from Corresponding Period in Prior Year		% of Net Sales
	2013	2012	$	%	2013	2012
Net sales
North America:
Armor All products	$46,289	$48,132	$(1,843)	(4)	58	58
STP products	13,945	15,979	(2,034)	(13)	17	19
Other brands	1,771	2,045	(274)	(13)	2	2
Total North America	62,005	66,156	(4,151)	(6)	77	80
International	18,070	16,539	1,531	9	23	20
Consolidated net sales	$80,075	$82,695	$(2,620)	(3)	100	100

	Six Months Ended June 30,		Change from Corresponding Period in Prior Year		% of Net Sales
	2013	2012	$	%	2013	2012
Net sales
North America:
Armor All products	$86,845	$97,614	$(10,769)	(11)	56	58
STP products	27,813	30,687	(2,874)	(9)	18	18
Other brands	3,961	4,838	(877)	(18)	3	3
Total North America	118,619	133,139	(14,520)	(11)	77	79
International	35,869	35,952	(83)	—	23	21
Consolidated net sales	$154,488	$169,091	$(14,603)	(9)	100	100

In North America, the decrease in net sales of our appearance products, which is primarily our Armor All brand, was mainly driven by the impact of the much colder and wetter weather conditions in much of the first half of 2013 in contrast to the much warmer and drier weather conditions in the comparable periods of 2012.  For STP products, the reduction in net sales in the three and six month periods ended June 30, 2013 was partially driven by the impact of competitive promotional events in the first half of the year. Additionally, reductions in inventory levels in both Armor All and STP product categories by certain of our customers contributed to the lower net sales in the 2013 as compared to the 2012 periods..

International net sales for the six month period ended June 30, 2013 were flat compared to the corresponding period in 2012.  The lower net sales we experienced in the first three months of 2013 were reversed in second quarter ended June 30, 2013 across all regions led by timing of sales to our Middle Eastern distributors.

Gross profit

Our gross profit for the three and six month periods ended June 30, 2013 and 2012 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change	%	2013	2012	Change	%
Gross profit	$37,736	$38,565	$(829)	(2)	$71,664	$81,871	$(10,207)	(12)
Stated as a percentage of net sales	47.1%	46.6%			46.4%	48.4%

The lower sales volume discussed above impacted our gross profit dollars in both the three month and six month periods ended June 30, 2013 as compared to the corresponding periods in 2012.  Our gross profit as a percentage of net sales improved in the three month period ended June 30, 2013 due to freight and warehousing incurred in 2012 related to the inventory build associated with the shift to our new ERP system and supply chain as we transition out of Clorox services.   The decrease in our gross profit as a percentage of net sales for the six month period ended June 30, 2013 as compared to the same period in 2012 was primarily due to the lower volume impact of the fixed elements of production, logistics and other operating costs, the mix of products sold in 2013, and lower royalty income from the discontinuation of certain licensing agreements. These unfavorable factors were partially offset by the higher 2012 freight and warehousing costs associated with transition to our new ERP system and supply chain.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three and six month periods ended June 30, 2013 and 2012 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change	%	2013	2012	Change	%
Selling and administrative expenses	$9,745	$10,960	$(1,215)	(11)	$19,348	$24,107	$(4,759)	(20)
Advertising costs	14,147	14,222	(75)	(1)	17,720	19,485	(1,765)	(9)
Research and development costs	575	524	51	10	1,213	1,039	174	17
	$24,467	$25,706	$(1,239)	(5)	$38,281	$44,631	$(6,350)	(14)
Stated as a percentage of net sales	30.6%	31.1%			24.8%	26.4%

The decreases in our selling and administrative expenses in the three and six months period ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily due to the elimination of excess costs of $3.8 million and $6.8 million, respectively, incurred in the corresponding periods of 2012 related to the transition to a stand-alone company.  The decrease in our advertising costs in the six month period ended June 30, 2013 as compared to the corresponding period in 2012 was primarily due to alignment of advertising spend in North America to correspond with our seasonal and promotional events and lower advertising production costs.

Income taxes

Our effective tax benefit rate for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Effective tax benefit rate	36.6%	54.0%	38.4%	46.3%

Our effective tax benefit rate for the three and six month periods ended June 30, 2013 differ from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate on losses. Further, the Company’s effective tax benefit rate has decreased for the three and six month periods ended June 30, 2013 as compared to the corresponding periods in 2012 as the Company is no longer recognizing a tax benefit on losses in certain foreign jurisdictions.

Evaluation of goodwill, trademarks and brands

In light of lower sales volumes in North America in 2013 to-date, we assessed the carrying value of our North America reporting unit and trademark and brand intangible assets at June 30, 2013. Despite a view that the fair value of our North America reporting unit has likely diminished in light of results, we concluded it more likely than not the fair values of the North America reporting unit and trademark and brand intangible assets exceed their respective carrying values and, as such, we did not perform interim impairment tests. Should declines in sales volume or performance persist, further reductions in fair value could result and impairment may be indicated.

Liquidity and capital resources

Our principle sources of liquidity are our cash of $2.9 million as of June 30, 2013, and our $50.0 million revolving credit loan of which $48.0 is undrawn and fully available to us as of June 30, 2013. Our principle source of operating cash in-flows is from sales of product to customers. Our principle cash out-flows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. At June 30, 2013, $2.7 million of our cash is held by foreign subsidiaries to fund their working capital needs. To-date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. We believe that, as of June 30, 2013, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.

Cash flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$84	$(7,422)
Net cash used in investing activities	(1,750)	(5,162)
Net cash provided by financing activities	450	13,501

Operating activities

Significant elements of our of $0.1 million net cash provided by operating activities for the six months ended June 30, 2013 include our net loss of $5.8 million and an increase in net operating assets of $11.3 million, offset by non-cash charges of $17.2 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes. Elements of the $7.4  million net cash used in operating activities for the six months ended June 30, 2012 included our net loss of $5.5 million and an increase in net operating assets of $20.7 million, offset by non-cash charges of $16.3 million for depreciation and amortization. The increase in our operating assets in 2013  included increases of $7.3 million and $2.3 million in accounts receivable and accounts payable and accrued liabilities, respectively, commensurate with our seasonal sales volume in advance of the summer season.

Investing activities

Our cash used in investing activities for the six month periods ended June 30, 2013 and 2012 was comprised solely of capital expenditures.  Capital spending declined to 1.1% from 3.1% of net sales in the six month period ended June 30, 2013 as compared to the corresponding period in 2012 and is largely attributable to our ERP system implementation having been substantially completed in 2012.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2013 and 2012 included seasonal net borrowings of $2.0 million and $15.0 million, respectively, on our revolving credit loan and $1.5 million principal payments on our term loan.  We have decreased our net borrowing needs on the revolving credit loan as we have reduced our working capital from 2012 levels that were higher following our transition to our new ERP system, supply chain and receivables management from Clorox services.

Indebtedness

We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition, including a revolving credit loan and a term Loan under the Credit Facility and Senior Notes. As of June 30, 2013, we have aggregate gross amount of indebtedness of approximately $569.5 million, exclusive of issuance discounts, including a remaining $292.5 million owed on our Term Loan having quarterly principal payments of $750,000 and the remaining principal maturing in November 2016, and $275.0 million in aggregate principle amount of 9.25% Senior Notes due 2018. Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. For additional details related to our debts, please see Note 8 of the Notes to the Consolidated Financial Statements, “Debt”, contained in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of June 30, 2013, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” included within Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in the Annual Report referred to above.

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

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2013

ARMORED AUTOGROUP INC.

/s/ DAVID P. LUNDSTEDT
David P. Lundstedt
Chairman, President, and Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer