Form 10-Q
period 2013-09-30
Armored AutoGroup Inc.
filed 2013-11-06
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The aggregate number of shares of the registrant’s common stock outstanding on November 1, 2013 was 1,000 shares of common stock $.01 par value.

Armored AutoGroup Inc.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms ‘‘believes,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘expects,’’ ‘‘seeks,’’ ‘‘projects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘may,’’ ‘‘will’’ or ‘‘should’’ or, in each case, their negative or other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements included herein. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•                  Our historical financial information may not be indicative of our future financial performance.

•                  Our operating results and net earnings may not meet expectations.

•                  Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$23,732	$4,206
Accounts receivable, net	71,816	69,602
Inventories	37,083	42,444
Other current assets	8,865	12,891
Total current assets	141,496	129,143
Property, plant and equipment, net	29,432	31,473
Goodwill	361,736	362,216
Intangible assets, net	322,458	352,905
Deferred financing costs and other assets, net	4,098	5,020
Total assets	$859,220	$880,757
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$15,720	$13,158
Accrued expenses and other current liabilities	31,700	28,571
Due to Clorox	3	137
Due to Parent	745	795
Current portion of long-term debt, less discount	125	279
Total current liabilities	48,293	42,940
Long-term debt, less discount and current portion	553,504	553,581
Other liability	2,500	2,500
Deferred income taxes	92,162	105,131
Total liabilities	696,459	704,152
Commitments and contingencies (Note 4)
Shareholder’s Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Additional paid-in capital	260,966	260,750
Accumulated deficit	(93,651)	(85,585)
Accumulated other comprehensive (loss) income	(4,554)	1,440
Total shareholder’s equity	162,761	176,605
Total liabilities and shareholder’s equity	$859,220	$880,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$71,007	$68,348	$225,495	$237,439
Cost of products sold	38,483	39,728	121,307	126,948
Gross profit	32,524	28,620	104,188	110,491
Operating expenses:
Selling and administrative expenses	9,854	10,828	29,202	34,935
Advertising costs	6,767	7,929	24,487	27,414
Research and development costs	626	661	1,839	1,700
Amortization of acquired intangible assets	9,175	9,175	27,526	27,526
Total operating expenses	26,422	28,593	83,054	91,575
Operating profit	6,102	27	21,134	18,916
Non-operating expenses:
Interest expense	12,049	12,406	35,976	36,829
Other (Income) expense, net	(68)	123	447	166
Loss before benefit for income taxes	(5,879)	(12,502)	(15,289)	(18,079)
Benefit for income taxes	(3,604)	(2,729)	(7,222)	(5,309)
Net loss	$(2,275)	$(9,773)	$(8,067)	$(12,770)

Other comprehensive income (loss):
Foreign currency translation	2,336	3,985	(5,994)	4,500
Comprehensive income (loss)	$61	$(5,788)	$(14,061)	$(8,270)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,067)	$(12,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,713	35,089
Share-based compensation	216	199
Deferred income taxes	(12,996)	(7,614)
Cash effect of changes, net of effect of acquisition, in:
Accounts receivable, net	(623)	(28,911)
Inventories	6,287	(15,146)
Prepaid taxes	3,329	(3,172)
Other current assets	499	(2,025)
Book overdraft	—	(1,987)
Accounts payable and accrued liabilities	5,079	23,462
Due to Clorox	(134)	11,913
Other	(771)	238
Net cash provided by (used in) operating activities	28,532	(724)
Cash flows from investing activities:
Capital expenditures	(2,894)	(6,718)
Acquisition, net	(3,755)	—
Net cash used in investing activities	(6,649)	(6,718)
Cash flows from financing activities:
Borrowings under revolver	23,000	46,001
Payments on revolver	(23,000)	(33,000)
Principal payments on term loan	(2,250)	(2,250)
Payment on advance from Parent	(50)	(350)
Net cash (used in) provided by financing activities	(2,300)	10,401
Effect of exchange rate changes on cash	(57)	81
Net increase in cash	19,526	3,040
Cash at beginning of period	4,206	4,935
Cash at end of period	$23,732	$7,975
Supplemental cash flow disclosures:
Cash paid for interest	$26,567	$27,632
Cash paid for income taxes	$3,226	$7,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2013 and 2012 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or for any future period.

The Company’s business is moderately seasonal and can be impacted by weather. Sales are typically higher in the first half of the calendar year as the Company’s customers in the northern hemisphere purchase stock for the spring and summer seasons when weather is warmer than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and less if weather is cold and wet.  For these reasons, among others, the Company’s results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

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

The Company routinely commits to trade promotion programs with customers, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons offered through various programs to customers and consumers. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued expenses and other current liabilities line item in the Condensed Consolidated Balance Sheets and are recorded as a reduction of sales in the Condensed Statements of Comprehensive (Loss) Income.

Amounts received by the Company from the licensing of certain trademarks are recorded as deferred revenue in the Condensed Consolidated Balance Sheets and are recognized as revenue on a straight-line basis over the term of the licensing agreement when the underlying royalties are earned.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes. For purposes of the unaudited interim condensed consolidated financial statements, the Company calculates tax with reference to the anticipated effective tax rate for the annual financial period. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to the differences between the financial statement amounts and their respective tax bases. Management reviews the Company’s deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established when management believes that it is more likely than not that some portion or all of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by accounting guidance on the accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled.

Foreign Currency Translation

Local currencies are the functional currencies for substantially all of the Company’s foreign operations. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other (income) expense, net.  Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the respective balance sheet reporting date. Income and expenses are translated at the average exchange rate during the period. Gains and losses on foreign currency translation are reported as a component of accumulated other comprehensive (loss) income. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Goodwill and Intangible Assets

The Company tests its goodwill and trademark and brand intangible assets with indefinite lives annually as of October 1st unless there are indications during an interim period that these assets may have become impaired.  Goodwill impairment occurs when the carrying amount of one of the Company’s reporting unit’s goodwill exceeds its implied fair value. The Company would then record an impairment charge being the difference between the carrying amount and the implied fair value of the reporting unit’s goodwill. For trademarks and brand intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value and an impairment charge is recorded for the difference between the carrying amount and the fair value. The Company’s estimates of fair value are based primarily on a discounted cash flow approach as supplemented by a market based approach. Significant judgment is necessary in the preparation of assumptions and estimates inherent in such valuation approaches, particularly with respect to the determination of future volumes, revenue and expense growth rates, changes in working capital use, foreign-exchange rates, inflation, the selection of an appropriate discount rate and the calculation of an average earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple of a selected public-company peer group. In particular, the discount rates the Company utilizes in these analyses, as well as expectations for future cash flows, may be influenced by such factors as changes in interest rates, rates of inflation and changes in regional risk.  During the three months ended September 30, 2013, goodwill increased by $1.9 million related to the preliminary allocation of purchase price for an acquisition made in Europe.

Property, Plant & Equipment and Finite-Lived Intangible Assets

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

Recent Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists (ASU 2013-11). The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with an exception in certain circumstances where an unrecognized tax benefit, or portion thereof, is to be presented in the financial statements as a liability.  ASU 2013-11 is effective for the Company January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-11 is to be applied prospectively to all unrecognized tax benefits that exist at January 1, 2014. Adoption of ASU 2013-11 is not expected to have a material impact on the Company.

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

During July 2012, the FASB issued ASU 2012-02 Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) which was intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period.

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

Note 2 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$30,225	$33,386
Raw materials and packaging	9,118	11,087
Allowances for obsolescence	(2,260)	(2,029)
	$37,083	$42,444

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

The carrying and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$286,324	$285,186	$287,390	$281,138
Senior notes	267,305	249,728	266,470	233,063

The fair value of the Term Loan and the Senior Notes was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

Note 4 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of September 30, 2013 and December 31, 2012, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

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

Note 5 — Income taxes

The Company’s effective tax benefit rate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Effective tax benefit rate	61.3%	21.8%	47.2%	29.4%

The Company’s effective tax benefit rate for the three and nine month periods ended September 30, 2013 differ from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate. Further, the Company’s effective tax benefit rate has increased for the three and nine month periods ended September 30, 2013 as compared to the corresponding periods in 2012 primarily as a result of a discrete tax benefit of $1.4 million recorded during the three month period ending September 30, 2013 related to a decrease in the state effective rate at which the Company tax effects its deferred tax items, based on updated apportionment factors.

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

The Company does not allocate its amortization of intangible assets or interest expense between its North America and International segments but includes them in the tables below under Corporate in order to reconcile the North America and International segments’ performance to the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three Months Ended September 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$50,886	$20,121	$—	$71,007
Earnings (loss) before income taxes	11,421	3,924	(21,224)	(5,879)
Capital expenditures	1,049	95	—	1,144
Depreciation of property, plant and equipment and amortization of intangible assets	1,556	127	9,175	10,858
Share based compensation	68	6	—	74

	Three Months Ended September 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$50,295	$18,053	$—	$68,348
Earnings (loss) before income taxes	6,664	2,415	(21,581)	(12,502)
Capital expenditures	1,109	446	—	1,556
Depreciation of property plant and equipment and amortization of intangible assets	1,578	101	9,175	11,876
Share based compensation	65	3	—	68

	Nine Months Ended September 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$169,505	$55,990	$—	$225,495
Earnings (loss) before income taxes	41,724	6,489	(63,502)	(15,289)
Capital expenditures	2,652	242	—	2,894
Depreciation of property, plant and equipment and amortization of intangible assets	4,577	404	27,525	32,506
Share based compensation	198	18	—	216

	Nine Months Ended September 30, 2012
	North America	International	Corporate	Consolidated
Net sales	$183,434	$54,005	$—	$237,439
Earnings (loss) before income taxes	39,708	6,568	(64,355)	(18,079)
Capital expenditures	6,131	586	—	6,718
Depreciation of property plant and equipment and amortization of intangible assets	4,130	422	27,526	38,089
Share based compensation	191	8	—	199

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

The following supplemental condensed consolidating financial information sets forth balance sheets, statements of comprehensive (loss) income and statements of cash flows for the Company, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Company and its subsidiaries. This information is presented in lieu of separate financial statements and other related disclosures pursuant to Regulation S-X Rule 3-10 of the Securities Exchange Act of 1934, as amended, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a standalone basis.

Condensed Consolidating Balance Sheet

September 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$17,221	$—	$6,511	$—	$23,732
Accounts receivable, net	72	51,998	19,746	—	71,816
Inventories	—	25,561	11,522	—	37,083
Other current assets	52,803	(46,132)	2,194	—	8,865
Total current assets	70,096	31,427	39,973	—	141,496
Property, plant and equipment, net	8,333	18,148	2,951	—	29,432
Goodwill	—	310,576	51,160	—	361,736
Intangible assets, net	—	284,006	39,198	(746)	322,458
Investment in subsidiaries	659,513	121,609	—	(781,122)	—
Deferred financing costs and other assets, net	4,011	87	—	—	4,098
Total assets	$741,953	$765,853	$133,282	$(781,868)	$859,220
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$754	$10,379	$4,587	$—	$15,720
Accrued expenses and other current liabilities	15,698	9,146	6,856	—	31,700
Due to Clorox	—	23	(20)	—	3
Due to Parent	745	—	—	—	745
Revolving credit loan	—	—	—	—	—
Current portion of long-term debt, less discount	125	—	—	—	125
Total current liabilities	17,322	19,548	11,423	—	48,293
Long-term debt, less discount and current portion	553,504	—	—	—	553,504
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,120	86,792	250	—	92,162
Total liabilities	578,446	106,340	11,673	—	696,459
Shareholder’s equity	163,507	659,513	121,609	(781,868)	162,761
Total liabilities and shareholder’s equity	$741,953	$765,853	$133,282	$(781,868)	$859,220

Condensed Consolidating Balance Sheet

December 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$1,477	$—	$2,729	$—	$4,206
Accounts receivable, net	105	49,635	19,862	—	69,602
Inventories	—	31,718	10,726	—	42,444
Other current assets	50,116	(38,357)	1,132	—	12,891
Total current assets	51,698	42,996	34,449	—	129,143
Property, plant and equipment, net	8,682	19,397	3,394	—	31,473
Goodwill	—	310,577	51,639	—	362,216
Intangible assets, net	—	307,401	45,887	(383)	352,905
Investment in subsidiaries	687,226	122,893	—	(810,119)	—
Deferred financing costs and other assets, net	4,943	77	—	—	5,020
Total assets	$752,549	$803,341	$135,369	$(810,502)	$880,757
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$888	$8,868	$3,402	$—	$13,158
Accrued expenses and other current liabilities	12,397	7,215	8,959	—	28,571
Due to Clorox	—	22	115	—	137
Due to Parent	795	—	—	—	795
Current portion of long-term debt, less discount	279	—	—	—	279
Total current liabilities	14,359	16,105	12,476	—	42,940
Long-term debt, less discount and current portion	553,581	—	—	—	553,581
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,121	100,010	—	—	105,131
Total liabilities	575,561	116,115	12,476	—	704,152
Shareholder’s equity	176,988	687,226	122,893	(810,502)	176,605
Total liabilities and shareholder’s equity	$752,549	$803,341	$135,369	$(810,502)	$880,757

Condensed Consolidating Statement of Comprehensive Loss

Three months ended September 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$57,639	$19,164	$(5,796)	$71,007
Cost of products sold	—	28,534	15,745	(5,796)	38,483
Gross profit	—	29,105	3,419	—	32,524
Operating expenses:
Selling and administrative expenses	4,532	2,916	2,406	—	9,854
Advertising costs	—	5,396	1,371	—	6,767
Research and development costs	—	625	1	—	626
Amortization of acquired intangible assets	—	7,545	1,630	—	9,175
Total operating expenses	4,532	16,482	5,408	—	26,422
Operating (loss) profit	(4,532)	12,623	(1,989)	—	6,102
Non-operating expenses:
Interest expense	12,044	—	5	—	12,049
Other expense, net	3	1	(72)	—	(68)
(Loss) earnings before (benefit) provision for income taxes	(16,579)	12,622	(1,922)	—	(5,879)
(Benefit) provision for income taxes	(5,360)	1,255	501	—	(3,604)
Equity earnings (loss) of subsidiaries, net of taxes	8,944	(2,423)	—	(6,521)	—
Net (loss) earnings	$(2,275)	$8,944	$(2,423)	$(6,521)	$(2,275)

Other comprehensive loss:
Foreign currency translation	2,336	2,336	2,336	(4,672)	2,336
Comprehensive loss	$61	$11,280	$(87)	$(11,193)	$61

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three months ended September 30, 2012

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$56,507	$19,168	$(7,327)	$68,348
Cost of products sold	—	34,193	12,862	(7,327)	39,728
Gross profit	—	22,314	6,306	—	28,620

Operating expenses:
Selling and administrative expenses	5,679	2,377	2,772	—	10,828
Advertising costs	—	6,216	1,713	—	7,929
Research and development costs	—	661	—	—	661
Amortization of acquired intangible assets	—	7,547	1,628	—	9,175
Total operating expenses	5,679	16,801	6,113	—	28,593
Operating (loss) profit	(5,679)	5,513	193	—	27
Non-operating expenses:
Interest expense	12,406	—	—	—	12,406
Other expense, net	—	28	95	—	123
(Loss) earnings before income taxes	(18,085)	5,485	98	—	(12,502)
(Benefit) provision for income taxes	(7,918)	5,189	—	—	(2,729)
Equity earnings of subsidiaries, net of taxes	394	98	—	(492)	—
Net (loss) earnings	$(9,773)	$394	$98	$(492)	$(9,773)
Other comprehensive (loss) income:
Foreign currency translation	3,985	3,985	3,985	(7,970)	3,985
Comprehensive (loss) income	$(5,788)	$4,379	$4,083	$(8,462)	$(5,788)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Nine months ended September 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$185,441	$57,342	$(17,288)	$225,495
Cost of products sold	—	97,799	40,796	(17,288)	121,307
Gross profit	—	87,642	16,546	—	104,188
Operating expenses:
Selling and administrative expenses	13,020	8,662	7,520	—	29,202
Advertising costs	—	19,310	5,177	—	24,487
Research and development costs	—	1,828	11	—	1,839
Amortization of acquired intangible assets	—	22,636	4,890	—	27,526
Total operating expenses	13,020	52,436	17,598	—	83,054
Operating (loss) profit	(13,020)	35,206	(1,052)	—	21,134
Non-operating expenses (income):
Interest expense	35,968	—	8	—	35,976
Other expense, net	119	7	321	—	447
(Loss) earnings before (benefit) provision for income taxes	(49,107)	35,199	(1,381)	—	(15,289)
(Benefit) provision for income taxes	(17,634)	9,905	507	—	(7,222)
Equity earnings (loss) of subsidiaries, net of taxes	23,406	(1,888)	—	(21,518)	—
Net (loss) earnings	$(8,067)	$23,406	$(1,888)	$(21,518)	$(8,067)

Other comprehensive (loss) income:
Foreign currency translation	(5,994)	(5,994)	(5,994)	11,988	(5,994)
Comprehensive (loss) income	$(14,061)	$17,412	$(7,882)	$(9,530)	$(14,061)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Nine months ended September 30, 2012

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$154	$200,893	$60,584	$(24,192)	$237,439
Cost of products sold	—	109,187	41,953	(24,192)	126,948
Gross profit	154	91,706	18,631	—	110,491

Operating expenses:
Selling and administrative expenses	17,378	9,950	7,607	—	34,935
Advertising costs	—	21,842	5,572	—	27,414
Research and development costs	—	1,700	—	—	1,700
Amortization of acquired intangible assets	—	22,637	4,889	—	27,526
Total operating expenses	17,378	56,129	18,068	—	91,575
Operating (loss) profit	(17,224)	35,577	563	—	18,916
Non-operating expenses:
Interest expense	36,829	—	—	—	36,829
Other expense, net	—	30	136	—	166
(Loss) earnings before income taxes	(54,053)	35,547	427	—	(18,079)
(Benefit) provision for income taxes	(23,665)	18,401	(45)	—	(5,309)
Equity earnings of subsidiaries, net of taxes	17,618	472	—	(18,090)	—
Net (loss) earnings	$(12,770)	$17,618	$472	$(18,090)	$(12,770)
Other comprehensive income (loss):
Foreign currency translation	4,500	4,500	4,500	(9,000)	4,500
Comprehensive (loss) income	$(8,270)	$22,118	$4,972	$(27,090)	$(8,270)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(8,067)	$23,406	$(1,888)	$(21,518)	$(8,067)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,556	25,553	5,604	—	35,713
Share-based compensation	216	—	—	—	216
Deferred income taxes	—	(13,225)	229	—	(12,996)
Equity earnings of subsidiaries, net of taxes	(23,406)	1,888	—	21,518	—
Cash effect of changes in:
Accounts receivable, net	33	(2,363)	1,707	—	(623)
Inventories	—	6,157	130	—	6,287
Prepaid taxes	3,329	—	—	—	3,329
Other current assets	(6,062)	7,771	(1,210)	—	499
Accounts payable and accrued liabilities	3,168	3,442	(1,531)	—	5,079
Due Clorox	—	—	(134)	—	(134)
Intercompany and other	45,277	(50,960)	4,912	—	(771)
Net cash provided by operating activities:	19,044	1,669	7,819	—	28,532

Cash flows from investing activities:
Capital expenditures	(1,000)	(1,669)	(225)	—	(2,894)
Acquisition, net	—	—	(3,755)	—	(3,755)
Net cash used in investing activities	(1,000)	(1,669)	(3,980)	—	(6,649)

Cash flows from financing activities:
Borrowings under revolver	23,000	—	—	—	23,000
Payments on revolver	(23,000)	—	—	—	(23,000)
Principal payments on term loan	(2,250)	—	—	—	(2,250)
Payment of advance from Parent	(50)	—	—	—	(50)
Net cash used in by financing activities	(2,300)	—	—	—	(2,300)

Effect of exchange rate changes on cash	—	—	(57)	—	(57)
Net increase in cash	15,744	—	3,782	—	19,526
Cash at beginning of period	1,477	—	2,729	—	4,206
Cash at end of period	$17,221	$—	$6,511	$—	$23,732

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2012

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(12,770)	$17,618	$472	$(18,090)	$(12,770)
Adjustments:
Depreciation and amortization	4,521	29,502	1,066	—	35,089
Share-based compensation	199	—	—	—	199
Deferred income taxes	(2,533)	(6,456)	1,375	—	(7,614)
Equity earnings of subsidiaries, net of taxes	(17,618)	(472)	—	18,090	—
Cash effect of changes in:
Accounts receivable	699	(22,124)	(7,486)	—	(28,911)
Inventories	—	(10,583)	(4,563)	—	(15,146)
Prepaid taxes	(26,990)	23,713	105	—	(3,172)
Other current assets	(417)	(481)	(1,127)	—	(2,025)
Book overdraft	(1,987)	—	—	—	(1,987)
Accounts payable and accrued liabilities	4,561	11,102	7,799	—	23,462
Due from Clorox	(129)	11,260	782	—	11,913
Intercompany and other	49,254	(44,987)	(3,627)	(402)	238
Net cash (used in) provided by operating activities	(3,210)	8,092	(5,204)	(402)	(724)

Cash flows from investing activities:
Capital expenditures	(3,110)	(3,334)	(274)	—	(6,718)
Net cash used in investing activities	(3,110)	(3,334)	(274)	—	(6,718)
Cash flows from financing activities:
Borrowings under revolver	46,001	—	—	—	46,001
Payments on revolver	(33,000)	—	—	—	(33,000)
Principal payments on term loan	(2,250)	—	—	—	(2,250)
Payments on advance from Parent	(350)	—	—	—	(350)
Net cash provided by financing activities	10,401	—	—	—	10,401

Effect of exchange rate on cash	603	(4,758)	3,834	402	81
Net increase (decrease) in cash	4,684	—	(1,644)	—	3,040
Cash at beginning of period	—	—	4,935	—	4,935
Cash at end of period	$4,684	$—	$3,291	$—	$7,975

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

Industry trends

The general economic environment has put downward pressure on the appearance and performance chemical products categories now for several years. Reduced disposable income levels for consumers resulted in a weak demand environment for our products.  We believe the factors that contributed to these trends are not representative of the long-term growth prospects for the industry. Meanwhile, we believe there are other trends that foster attractive long-term dynamics. For example, partially due to the general economic environment, according to R.L. Polk & Co., the average age of cars on U.S. roads has increased to greater than ten years. Older cars require more maintenance to keep them operating.

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

Results of Operations

Three and nine month periods ended September 30, 2013 compared to the corresponding periods in 2012

Financial data for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change	%	2013	2012	Change	%
Net sales	$71,007	$68,348	$2,659	4	$225,495	$237,439	$(11,944)	(5)
Cost of products sold	38,483	39,728	(1,245)	(3)	121,307	126,948	(5,641)	(4)
Gross profit	32,524	28,620	3904	14	104,188	110,491	(6,303)	(6)
Operating expenses:
Selling and administrative expenses	9,854	10,828	(974)	(9)	29,202	34,935	(5,733)	(16)
Advertising costs	6,767	7,929	(1,162)	(15)	24,487	27,414	(2,927)	(11)
Research and development costs	626	661	(35)	(5)	1,839	1,700	139	8
Amortization of acquired intangible assets	9,175	9,175	—	—	27,526	27,526	—	—
Total operating expenses	26,422	28,593	(2,171)	(8)	83,054	91,575	(8,521)	(9)
Operating profit	6,102	27	6,075	—	21,134	18,916	2,218	12
Non-operating expenses:
Interest expense	12,049	12,406	(357)	(3)	35,976	36,829	(853)	(2)
Other expense, net	(68)	123	191	—	447	166	281	—
Loss before benefit for income taxes	(5,879)	(12,502)	6,623	(53)	(15,289)	(18,079)	2,790	(15)
Benefit for income taxes	(3,604)	(2,729)	(875)	32	(7,222)	(5,309)	(1,913)	36
Net loss	$(2,275)	$(9,773)	$7,498	(77)	$(8,067)	$(12,770)	$4,703	(37)

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

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada.  Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia, Latin America and Asia.  The following table summarizes our net sales for the three and nine month periods ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Change from Corresponding Period in Prior Year		% of Net Sales
	2013	2012	$	%	2013	2012
Net sales
North America:
Armor All products	$34,684	$31,935	$2,749	9	49	47
STP products	14,350	16,585	(2,235)	(13)	20	24
Other brands	1,852	1,775	77	4	3	3
Total North America	50,886	50,295	591	1	72	74
International	20,121	18,053	2,068	11	28	26
Consolidated net sales	$71,007	$68,348	$2,659	4	100	100

	Nine Months Ended September 30,		Change from Corresponding Period in Prior Year		% of Net Sales
	2013	2012	$	%	2013	2012
Net sales
North America:
Armor All products	$121,529	$129,549	$(8,020)	(6)	54	54
STP products	42,163	47,272	(5,109)	(11)	19	20
Other brands	5,813	6,613	(799)	(12)	2	3
Total North America	169,505	183,434	(13,928)	(8)	75	77
International	55,990	54,005	1,985	4	25	23
Consolidated net sales	$225,495	$237,439	$(11,943)	(5)	100	100

In North America, the increase in net sales during the three months ended September 30, 2013 as compared to the same period in 2012 was driven by the Armor All brand which experienced increases across most products, most noteably in the wipes products.  The STP brand had lower sales during the same period driven by one less promotional event at a key customer.

The decrease in net sales for the nine months ended September 30, 3013 as compared to the same period in 2012 was driven by our Armor All brand which was impacted by the much colder and wetter weather conditions in much of the first half of 2013 in contrast to the much warmer and drier weather conditions in the comparable period of 2012.  Additionally, both brands were impacted by reductions in inventory levels by certain of our customers in the first half of 2013.

International net sales for both the three month and nine month periods ended September 30, 2013 were up  compared to the corresponding period in 2012.  This increase was driven by higher sales in Latin America, Asia and Europe/Middle East while Australia showed lower net sales mainly due to the impact of unfavorable foreign exchange.

Gross profit

Our gross profit for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change	%	2013	2012	Change	%
Gross profit	$32,524	$28,620	$3,904	14	$104,188	$110,491	$(6,303)	(6)
Stated as a percentage of net sales	45.8%	41.9%			46.2%	46.5%

The  increase in gross profit dollars in the three months ended September 30, 2013 as compared to the same period in 2012 was driven by higher sales volume, lower trade spend and improvement in logistics costs.

For the nine month period, gross profit dollars were lower mainly due to the impact of reduced volume in the first half in 2013 as compared to 2012.  The gross profit as a percentage of net sales was down 0.3% for the nine month period ended September 30, 2013 as compared to the same period in 2012.  This lower rate was primarily due to the lower volume impact of the fixed elements of cost of goods sold in the first half of the year. These unfavorable factors were partially offset by the higher 2012 freight and warehousing costs associated with the transition to a stand-alone company.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three and nine month periods ended September 30, 2013 and 2012 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change	%	2013	2012	Change	%
Selling and administrative expenses	$9,854	$10,828	$(974)	(9)	$29,202	$34,935	$(5,733)	(16)
Advertising costs	6,767	7,929	(1,162)	(15)	24,487	27,414	(2,927)	(11)
Research and development costs	626	661	(35)	(5)	1,839	1,700	139	8
	$17,247	$19,418	$(2,171)	(11)	$55,528	$64,049	$(8,521)	(13)
Stated as a percentage of net sales	24.3%	28.4%			24.6%	27.0%

The decreases in our selling and administrative expenses in the three and nine month periods ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily due to the elimination of excess costs of $2.8 million and $9.6 million, respectively, incurred in the corresponding periods of 2012 related to the transition to a stand-alone company.  The higher selling and administrative costs , net of these excess cost adjustments, is due to our business reaching its expected selling and administrative cost structure to support the growth initiatives.

The decrease in our advertising costs in the three and nine month periods ended September 30, 2013 as compared to the corresponding periods in 2012 was primarily due to alignment of  advertising spend in North America to correspond with our seasonal and promotional events and lower advertising production costs during the first half of 2013.

Income taxes

Our effective tax benefit rate for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Effective tax benefit rate	61.3%	21.8%	47.2%	29.4%

Our effective tax benefit rate for the three and nine month periods ended September 30, 2013 differ from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate. Further, the Company’s effective tax benefit rate has increased for the three and nine month periods ended September 30, 2013 as compared to the corresponding periods in 2012 primarily as a result of a discrete tax benefit of $1.4 million recorded during the three month period ending September 30, 2013 related to a decrease in the state effective rate at which the Company tax effects its deferred tax items based on updated apportionment factors.

Evaluation of goodwill, trademarks and brands

Despite a view that the fair value of our North America reporting unit had diminished in light of the year to date results as of June 30, 2013, there were no such indicators during the three months ended September 30, 2013.  Therefore, we concluded that it was not more likely than not that the fair values of the North America reporting unit and the trademark and brand intangible assets were below their respective carrying values and, as such, we did not perform interim impairment tests for the three months ended September 30, 2013. Should declines in sales volume or performance persist, further reductions in fair value could result and impairment may be indicated.  During the three months ended September 30, 2013, goodwill increased by $1.9 million related to the preliminary allocation of purchase price for an acquisition made in Europe.

Liquidity and capital resources

Our principal sources of liquidity are our cash of $23.7 million as of September 30, 2013, and our $50.0 million revolving credit loan, the entirety of which, is undrawn and fully available to us as of September 30, 2013. Our principal source of operating cash inflows is from sales of product to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. At September 30, 2013, $6.5 million of our cash is held by foreign subsidiaries to fund their working capital needs. To date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. We believe that, as of September 30, 2013, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.  As of September 30, 2013, the Company was in compliance with all convenants related to the Credit Facility.

Cash flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$28,532	$(724)
Net cash used in investing activities	(6,649)	(6,718)
Net cash (used in) provided by financing activities	(2,300)	10,401

Operating activities

Significant elements of our $28.5 million net cash provided by operating activities for the nine months ended September 30, 2013 include our net loss of $8.1 million and an increase in net operating assets of $13.6 million and non-cash charges of $23.0 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes. Elements of the $0.7  million net cash used in operating activities for the nine months ended September 30, 2012 included our net loss of $12.8 million and a decrease in net operating assets of $15.8 million, offset by non-cash charges of $27.8 million for depreciation and amortization. The increase in our operating assets in 2013 included an increase of $0.6 million in accounts receivable and a increase of $5.1 million in accounts payable and accrued liabilities.

Investing activities

Our cash used in investing activities of $6.6 million for the nine month period ended September 30, 2013 was comprised of $2.9 million of capital expenditures and $3.8 million for an acquisition made in Europe in the quarter.  The nine month period ended September 30, 2012 consisted solely of capital expenditures.  Capital spending declined to 1.3% from 2.8% of net sales in the nine month period ended September 30, 2013 as compared to the corresponding period in 2012 and is largely attributable to our ERP System implementation having been substantially completed in 2012.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2013 included seasonal net borrowings of zero on our revolving credit loan and $2.3 million of principal payments on our term loan.  Net cash provided in financing activites for the nine months ended September 30, 2012 included seasonal net borrowings of $13.0 million on our revolving credit loan and $2.3 million of principal payments on our term loan.  We have decreased our net borrowing needs on the revolving credit loan as we have reduced our working capital from 2012 levels that were higher following our transition to a stand-alone company.

Indebtedness

We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition, including a revolving credit loan and a term Loan under the Credit Facility and Senior Notes. As of September 30, 2013, we have aggregate gross amount of indebtedness of approximately $566.8 million, exclusive of issuance discounts, including a remaining $291.8 million owed on our Term Loan having quarterly principal payments of $750,000 and the remaining principal maturing in November 2016, and $275.0 million in aggregate principal amount of 9.25% Senior Notes due 2018. Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. As of September 30, 2013, the Company was in compliance with all covenants related to the Credit Facility.  For additional details related to our debts, please see Note 8 of the Notes to the Consolidated Financial Statements, “Debt”, contained in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of September 30, 2013, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

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

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 6, 2013

ARMORED AUTOGROUP INC.

/s/ DAVID P. LUNDSTEDT
David P. Lundstedt
Chairman, President, and Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer