Form 10-K
period 2013-12-31
Armored AutoGroup Inc.
filed 2014-03-19
CIK 1537660

Use these links to rapidly review the document
Armored AutoGroup Inc. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
For the transition period from TO

Commission file number 333-180736

ARMORED AUTOGROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3620112 (I.R.S. Employer Identification No.)
44 Old Ridgebury Road, Suite 300 Danbury, Connecticut (Address of Principal Executive Offices)	06810 (Zip Code)

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

         Armored AutoGroup Intermediate Inc. owns 100% of the registrant's outstanding common stock and there is currently no established public trading market for such common stock. As a result, as of June 28, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $0.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate number of shares of the registrant's common stock outstanding on March 3, 2014 was 1,000 shares of common stock $.01 par value.

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

  •
  Our ability to attain synergies for our business and the IDQ business following our investment in IDQ Acquisition Corp

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

  •
  We can be adversely affected by the implementation of new, or changes in, GAAP.

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

PART I

Item 1.    Business

Our Business

        Armored AutoGroup Inc. (and together with its subsidiaries, the "Company," "Successor," "we" or "us") is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armor All and STP were founded in 1962 and 1954, respectively. Both brands have leading category shares in the United States, with Armor All having a #1 value share of market in the appearance products category and STP a #3 value share of market in the performance chemicals category, in each case, based on sales volumes in U.S. dollars in the year ended December 31, 2013 as measured by NPD Group, Inc. and Nielsen Holdings, N.V. ("Nielsen"), our primary sources for U.S. third party industry data and forecasts. Armor All's current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces. STP's offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and "Do-it-Yourselfers." Our brands offer multiple automotive appearance and performance chemicals that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom, and China and distributor relationships in approximately 50 countries.

        Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All's advertising campaigns, such as the "Go ahead. Stare," "Care for your car", "Armor All Way" and the new "A car is a privilege. Respect it." build on what we believe to be Armor All's strong brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

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

        On November 5, 2010, affiliates of Avista Capital Holdings, L.P. ("Avista") acquired the Armor All, STP and certain other brands from The Clorox Company ("Clorox") pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the "Purchase and Sale Agreement") pursuant to which Armored Autogroup Inc. (formerly, Viking Acquisition Inc.) acquired certain equity interests, assets and liabilities of Clorox's AutoCare Products Business excluding the Prestone and YPF licensed brands (the "Acquisition"), which we refer to as "Global AutoCare" or "Predecessor," with respect to periods prior to the completion of the Acquisition. The majority of the acquired assets were in the United States, Australia, Canada and Europe, including the worldwide rights to distribute the leading Armor All and STP brands. Pursuant to the Purchase and Sale Agreement, upon the terms and subject to the conditions thereof we acquired from Clorox all of the outstanding equity interests in Clorox Europe Ltd., The Armor All / STP Products Company and STP Products Manufacturing Company. Additionally, certain assets and liabilities relating to Global AutoCare were transferred to the Company as part of the transaction; consisting of two auto care manufacturing facilities, one in the United States and one in the United Kingdom. Employees at these facilities, the existing auto care business management team and other employees affiliated with Global AutoCare transferred to or remained with the business.

        Following the Acquisition, we began to implement initiatives to grow the business. Specifically, we invested in increased television advertising, merchandising support and increased racing sponsorships. In 2012 and 2013 we continued these initiatives in an effort to generate incremental sales and awareness. We continue to focus on innovation and building a pipeline of new products. We continue to invest in the business to build upon what we believe are strong brand equity and category positions of Armor All and STP and create strong growth momentum.

Industry overview

        The automotive aftermarket industry is generally defined as the manufacturing, distribution, sales and service of all automotive products other than the purchase of an automobile from a new car dealer, according to the Automotive Aftermarket Industry Association ("AAIA"). It includes hard parts such as brakes and tires, and consumables such as Armor All and STP.

        With an estimated size of $240.0 billion in the United States, according to the AAIA Digital Aftermarket Factbook and Lang Annual, the automotive aftermarket provides consumers with access to automotive maintenance services and products through several categories. Consumers have the option of repairing or improving their vehicles themselves (known as the consumer or "Do it Yourself," or "DIY" market) or taking their vehicle to a professional service facility (the "Do it for Me," or "DIFM" market). The consumer market can be segmented further into casual users and car enthusiasts. Automotive aftermarket purchases are driven by car maintenance, beautification, performance enhancements and personalization. Based on our internal market research, the typical U.S. automotive aftermarket consumer is a 40-something male whose car has between 85,000 and 90,000 miles.

Appearance products category

        As a subcategory of the automotive aftermarket, the U.S. appearance products category serves retail consumers and the commercial car care and professional detailing channels. The appearance products category can be further classified into interior and exterior products, which include protectants, tire and wheel care, waxes/polishes, wipes, car wash and fabric conditioners. We believe sales of appearance products, such as Armor All, are correlated to new car purchases or "new to consumer" (e.g., used car purchases) because these car owners tend to be more dedicated to upkeep and beautification. Since purchasing a car, whether new or new to consumer, is generally the first or second most expensive purchase made by consumers, we believe auto appearance and performance are of high importance. As a result, we believe consumers exhibit strong brand loyalty by using products they trust. We believe that brand loyalty coupled with competitive price points for the average product discourages consumers from switching to private label products, which we believe explains the low level of private label penetration in this category. Countries outside the United States and Western Europe with a developing middle class and increasing automobile penetration (e.g., China), present attractive growth opportunities for appearance products.

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

  •
  Air Care—These products consist of a line of air freshener products including hanging cards as well as vent clips. These products come in a variety of scents, including Mountain Air, Cool Mist and New Car. We also have a line of air freshening protectants and wipes.

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

        STP's product offering includes the following:

  •
  Fuel Additives—Our fuel additive products are poured into fuel tanks and help maximize fuel efficiency and avoid engine problems including rough idling, weak acceleration, stumbling and stalling. These products clean engine system components and reduce friction, thereby enhancing performance. Our fuel additive product line includes gas treatment, fuel injector cleaners, complete fuel system cleaners, octane boosters, ethanol treatments and diesel fuel injector treatments.

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

Customer relationships

        We have significant penetration of our products into flagship retailers and our top seven largest customers represented approximately 66%, 69% and 65% of U.S. net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Typically, these large retailers focus their efforts and shelf space on leading brands. We provide distinctive customer support through category advisory services (CAS), shopper and sales-based information used to improve assortment, shelving, pricing and merchandising strategies to maximize category sales. CAS, coupled with brand marketing efforts, help to create programs that allow customers to drive purchases by people already in-store and attract new category purchasers.

International distribution overview

        International distribution varies by region and is often executed on a country-by-country basis. A majority of our international sales are completed using distributors, except in Canada, Mexico, the United Kingdom and Australia, where the direct model is often used.

Marketing

Brand positioning

        Armor All and STP are two of the most recognizable brands in the auto care appearance products and performance chemicals categories. Our marketing strategies have historically been targeted toward the auto enthusiast. In particular, we believe our sponsorships of local and national racing series and rally teams help gain the trust of these consumers. Armor All's brand awareness is aided by its advertising programs which capture a significant share of the advertising voice within the appearance products category. In contrast, STP received little marketing investment due to our prior owner's priorities in recent years.

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

Distributor / retailer marketing and consumer behavior

        We also reach customers through our distributors, providing print ads, point of sale, promotional materials and digital assets—all with the focus on reaching the DIY audience. Shelving is extremely important in the marketing of the product and in attracting consumers who are already in the store. Premium brands are typically found on the upper shelves, mid-tier brands at eye-level and value brands on the lower shelves. In smaller set sizes, only one brand representation per price tier is feasible; in appearance and fuel additives, Armor All and STP are the leading mid-tier brands, respectively, which insures distinction across a variety of set configurations. We believe this explains our success in gaining extensive distribution outside of the automotive channel with mass, food and drug retailers.

        We are also very active in providing category management for our customers. By sharing our expertise for assortment, merchandising, pricing and shelving, we help the retailers grow their overall appearance and performance chemicals business. In addition to strengthening our overall retailer relationships, providing these services leads to clean and well-planned shelving, which favors key brands like Armor All and STP.

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

Research and development

        We recognize the importance of innovation and renovation to our long-term success and are focused on and committed to research and new product development activities. Our product development team engages in consumer research, product development, current product improvement and testing activities, and also leverages our development capabilities by partnering with a network of outside resources, including our current and prospective outsource suppliers.

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

        We rely on two manufacturing facilities for our molding, filling, and packaging needs. The Painesville, Ohio facility is a 104,000 square foot facility situated on approximately six acres and is the supplier of Armor All and STP protectants, fuel and oil additives. The Wales, United Kingdom plant, consisting of a 50,000 square foot production unit and 30,000 square foot warehouse unit, satisfies manufacturing needs in Europe. Our major suppliers are located in the United States and Europe, relatively close to the respective plants.

Intellectual property

        Most of our brand name consumer products are protected by registered trademarks. As of December 31, 2013, we owned 1,058 trademark registrations and applications, and 76 domain name registrations, around the world, some of which are of material importance to our business. Maintenance of brand equity value is critical to our success. We take steps to maintain and protect our trademarks and pursue apparent infringements of our trademarks wherever we think the infringement could have a material adverse impact on our business. We have 65 patents and patent applications, some of which are material to our business. We are not currently engaged in any material intellectual property litigation, nor are there material intellectual property claims pending either by or against us.

Strategic Investment

        On March 17, 2014, we acquired a non-controlling equity interest in IDQ Acquisition Corp. ("IDQ" or "IDQ Investment") and our sole shareholder, Armored AutoGroup Parent, Inc. and its subsidiary, AAG IDQ Acquisition Corporation, acquired a controlling equity interest in IDQ (collectively, the "IDQ Acquisition"). IDQ is a leading manufacturer of do-it-yourself air conditioner recharge and retrofit kits and related products for the automotive aftermarket. IDQ products are sold in over 25,000 retail stores principally in the United States under the brands A/C PRO, Arctic Freeze®, Sub Zero®, and Super Seal Stop Leak. Following the IDQ Acquisition, both the Company's and IDQ's existing capital structures will remain in place. Our minority investment in IDQ did not result in IDQ becoming an obligor of our existing 9.25% senior notes due 2018 or any of our existing credit facilities and we did not become an obligor of IDQ's debt instruments. All required steps to complete the acquisition, including amending the Change of Control definition in IDQ's existing notes, have been completed. In connection with the IDQ Investment we entered into a Shared Services and Supply Agreement (the "Shared Services Agreement") with IDQ and our sole shareholder pursuant to which certain products and services will be provided on an arm's-length basis by one party to another with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and us.

Competition

        The markets for auto care products are highly competitive. Most of our products compete with other widely advertised brands and with private label brands, which typically are sold at lower prices. We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies. Some of our competitors are larger and have greater financial resources than we do. Our products generally compete on the basis of product performance, brand recognition, price, value, quality or other benefits to consumers. Newly introduced consumer products (whether improved or newly developed) usually encounter intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising and promotional support and ongoing product improvement to maintain its relative market position.

Government regulation

        For further details regarding the impact of government regulations on us, see Part I. Item 1A. Risk Factors—Risks related to our business—Compliance with environmental law and other government regulations could impose material costs and Risk factors—Risks related to our business—Operations outside the United States expose us to uncertain conditions and other risks in international markets.

Environmental matters

        We are subject to various federal, state and local environmental regulations. Compliance with applicable environmental regulations has not been material to our capital expenditures, financial condition, results of operations or competitive position. However, increased focus by the United States and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives cause an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions, which could adversely impact our operations or increase our costs in ways which we cannot predict at this time. For more information, see Part I. Item 1A. Risk factors—Compliance with environmental law and other government regulations could impose material costs.

Employees

        As of December 31, 2013, we employed approximately 242 employees. None of our employees is covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

        Demand for products sold by our customers depends on many factors including the weather, economy and rising energy prices.

  •
  Mild and wet weather conditions may lower demand for our products resulting in consumers to defer spending money on improving their vehicles appearance and performance, while warm and dry conditions may enhance demand for our products.

  •
  In periods of declining economic conditions, job losses and business failures could increase resulting in consumers of our products to curtail discretionary spending to improve the appearance or performance of their vehicles.

  •
  Increases in energy prices may cause consumers of our products to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs.

        All of these macroeconomic conditions could adversely affect our sales growth and margins and overhead which could adversely affect our financial condition and operations.

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

        A limited number of customers account for a large percentage of our net sales. We had one customer (Wal-Mart) who represented more than 10% of total net sales, specifically 20%, 19% and 20% in the years ended December 31, 2013, 2012 and 2011, respectively. Further, net sales to our seven largest customers represented approximately 66%, 69% and 65% of U.S. net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, each of our individual brands may also be subjected to customer sales concentration. The loss of, or reduction in, orders from any of our most significant customers could have a material adverse effect on our brands, business, financial condition and results of operations. In addition, continued consolidation within the retail industry has resulted in an increasingly concentrated retail base. To the extent such consolidation continues to occur, our net sales and profitability may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers.

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

        Our success is substantially dependent upon the performance, contributions and expertise of our chief executive officer, executive leadership and senior management team. Members of our executive leadership and senior management team, play a significant role in generating new business and retaining existing customers. Our inability to retain our existing executive leadership and senior management team or attract and retain additional qualified personnel could have a materially adverse effect on our business.

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

        Our net sales outside the United States were approximately 32% of net sales in the years ended December 31, 2013, 2012 and 2011, and our strategy includes expanding our international business. We face, and will continue to face, substantial risks associated with having international operations, including:

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

        We believe that maintaining and developing our brand names, including Armor All and STP are critical to our success and that the importance of brand recognition increases as competitors offer products similar to our products. Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of our business. We devote significant time and incur substantial marketing and promotional expenditures to create and maintain brand loyalty as well as increase brand awareness of our products. As a company, we also focus on ethics and compliance, sustainability, and product safety and quality initiatives, among others to protect our reputation and brand image. Despite these efforts, adverse publicity about us, including product safety or quality or similar concerns, whether real or perceived, could harm our image and result in an adverse effect on our business, as well as require resources to rebuild our reputation. Prior to the Acquisition investing in and promoting of our brands was significantly reduced by Clorox as it had ceased promoting motor sports to the same levels it had done in the past, which resulted in a loss of market share and lower brand awareness. If our brand-building strategy is unsuccessful, expenses for rebuilding our brands may never be recovered, and we may be unable to increase our future revenues or implement our business strategy.

We may not attain synergies for our business and the IDQ business following our investment in IDQ Acquisition Corp. which could adversely impact our financial condition and results of operations.

        We may not realize the expected benefits of the IDQ Investment because the business may not perform financially as expected or because of delays or difficulties or other challenges in attaining operating synergies. The success of the IDQ Investment will depend, in part, on our ability to utilize our assets and operations and the assets and operations of IDQ to optimize the combined sales and costs for the mutual benefit of IDQ and us. This optimization will include integrating certain operational functions of our business with the IDQ business. However, due to limitations in IDQ's outstanding bonds and credit facilities, our ability to integrate operational functions with IDQ will be limited. The Company, Armored Auto Group Parent, Inc. ("Parent"), IDQ and IDQ's subsidiaries have entered into the Shared Services Agreement, pursuant to which certain products and services to be agreed upon by the parties from time to time, will be provided on an arm's-length basis by one party to another. The integration of certain operations of our business with the IDQ business through this agreement is anticipated to be complex, costly and time-consuming. Complications with the integration could result from the following circumstances, among others: failure to retain key customers; failure to retain key employees; limited ability to achieve cost synergies while IDQ's bonds and current credit facility remain outstanding; and failure to achieve anticipated synergies in purchasing, manufacturing and distribution costs due to the complexity of the cost sharing arrangement between our business and the IDQ business. In addition, following the IDQ Acquisition by Parent, a single management team will be responsible for the operations of our business and the IDQ business. This may put additional strain on management or divert management's attention from our business.

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

        We have a significant amount of indebtedness. As of December 31, 2013, we have aggregate gross amount of indebtedness of approximately $566.0 million, exclusive of issuance discounts. Our debt includes a senior secured credit facility ("the Credit Facilities"), consisting of a $300.0 million term loan (the "Term Loan Facility"), of which we have $291.0 million outstanding, notwithstanding $5.0 million remaining unamortized original issue discount, and our undrawn $50.0 million revolving credit facility (the "Revolving Credit Facility"). Our debt also includes $275.0 million in aggregate principle amount of 9.25% Senior Notes due 2018 (the "Senior Notes"), notwithstanding $7.4 million remaining unamortized original issue discount.

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

        Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets in which we participate. We may need to raise additional funds to support expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of additional indebtedness would result in increased expenses and could include covenants that would further restrict our operations. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness. This could further exacerbate the risks to our financial condition.

        We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Senior Notes and the credit agreement governing the Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, our Revolving Credit Facility provides us commitments of up to $50.0 million in the aggregate, none of which is drawn as of December 31, 2013. Our Revolving Credit Facility could increase by $75.0 million, subject to certain conditions. We can also incur additional secured indebtedness if certain specified conditions are met under the credit agreement governing the Credit Facilities. All of those borrowings would be secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we and the subsidiary guarantors now face could intensify.

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

        During the fourth quarter of 2012, we determined the fair value of our reporting units in the first step of the goodwill impairment test as described in Item 8. Note 1 to the financial statements. We determined that fair value of our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit were substantially lower than the carrying value for those reporting units. After having completed the second step of the goodwill impairment test as described in Item 8. Note 1 to the financial statements, the Company recorded a $24.1 million goodwill impairment charge.

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

        In 1975, a predecessor entered into a consent order with the Federal Trade Commission ("FTC") settling charges that it had engaged in deceptive advertising. The order essentially prohibits certain representations about STP products and requires compliance with the law on truthful advertising. In 1995, a predecessor company settled charges that it had violated that order. Clorox maintained certain compliance practices to ensure compliance with the order which have been continued since the Acquisition. Since the 1995 complaint, the FTC has not raised any issues about our advertising practices. We are still subject to the consent order. While we believe it is unlikely that this order will result in significant future liability, we could become subject to significant fines and penalties should we be found to be in violation of the consent order.

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

As an "emerging growth company" under the JOBS Act, we are permitted to, and do, rely on exemptions from certain disclosure requirements.

        As an "emerging growth company" under the Jumpstart Our Business Startups Act ("JOBS Act"), we are permitted to and do, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated issuer" as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

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

        The following table summarizes information regarding our significant leased and owned properties as of December 31, 2013:

Location	Square Footage	Owned / Leased
United States
Danbury, Connecticut	18,819	Leased
Pleasanton, California	8,904	Leased
Painesville, Ohio	104,000	Owned
United Kingdom
Ebbw Vale, Gwent, Wales	78,000	Leased
Brentford, Middlesex, England	3,320	Leased
Tonbridge, Kent, England	10,000	Leased
Australia
Sydney, New South Wales	5,200	Leased
China
Shanghai, Shanghai Province	1,500	Leased
Mexico
Cuautitlan Izcalli	700	Leased

Item 3.    Legal Proceedings

Legal Proceedings

        We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year. As of December 31, 2013, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        As of March 3, 2014, Armored AutoGroup Parent Inc. ("Parent") indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Armored AutoGroup Intermediate Inc. There is no established public trading market for our common stock, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock.

Holders

        As of immediately following the closing of the IDQ Acquisition, Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and ACP Viking Co-Invest LLC (together, the "Avista Entities") collectively owned approximately 91.1% of Parent's issued and outstanding common stock and approximately 92.0% of Parent's issued and outstanding Series A Preferred Stock of Parent. As of immediately following the closing of the IDQ Acquisition, KI-IDQ 2012 Holdings, LLC owned approximately 7% of Parent's common stock and 7% of Parent's Series A Preferred Stock. In addition to the Avista Entities and KI-IDQ 2012 Holdings, LLC, there were 24 other holders of record of Parent's capital stock as of immediately following the closing of the IDQ Acquisition, each of which owned less than 1% of the outstanding capital stock of Parent.

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

Issuer Sales of Equity Securities

        During 2013, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plan or programs.

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

        The combined financial statements of the Predecessor may not be indicative of our future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Predecessor operated as an independent company during the periods presented. Further, we applied purchase accounting and began a new basis of accounting starting as of November 5, 2010 ("Successor periods"). As a result of purchase accounting, the Predecessor periods and Successor period financial statements are not directly comparable.

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

	CONSOLIDATED				COMBINED
	Year ended December 31,				Year ended June 30,
	2013	2012(1)	2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	2010	2009
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of operations data (in thousands):
Net sales	$289,956	$306,468	$281,317	$35,014	$94,341	$299,537	$292,391
Cost of products sold	158,049	167,570	153,114	20,583	50,201	147,672	156,657
Cost of products sold—acquisition related	—	—	4,439	7,229	—	—	—

Gross profit	131,907	138,898	123,764	7,202	44,140	151,865	135,734
Operating expenses:
Selling and administrative expenses	40,694	48,306	40,240	5,422	10,916	34,028	31,040
Advertising costs	27,787	31,072	24,699	2,240	7,582	23,994	25,163
Research and development costs	2,474	2,211	2,307	609	1,063	3,289	3,591
Amortization of acquired intangible assets	36,788	36,701	36,701	5,709	1	3	2
Goodwill Impairment(1)	—	24,117	—	—	—	—	—
Acquisition related charges	—	—	1,020	16,026	—	—	—
Restructuring costs (benefits)	—	—	—	—	(146)	11	994

Total operating expenses	107,743	142,407	104,967	30,006	19,416	61,325	60,790

Operating (loss) profit	24,164	(3,509)	18,797	(22,804)	24,724	90,540	74,944
Non-operating expenses:
Interest expense	48,024	48,887	48,090	7,350	—	—	—
Other expense (income)	285	445	80	212	(128)	238	758

(Loss) earnings before income taxes	(24,145)	(52,841)	(29,373)	(30,366)	24,852	90,302	74,186
(Benefit) provision for income taxes	(10,775)	(7,040)	(11,705)	(8,250)	8,728	34,277	26,626

Net (loss) earnings	$(13,370)	$(45,801)	$(17,668)	$(22,116)	$16,124	$56,025	$47,560

Cash flow data (in thousands):
Net cash provided by (used in) operating activities	$28,267	$10,244	$(9,790)	$(16,594)	$(5,295)	$36,539	$54,423
Net cash used in investing activities	(7,389)	(7,698)	(13,011)	(756,155)	(1,463)	(2,312)	(2,407)
Net cash (used in) provided by financing activities	(3,661)	(3,350)	(2,875)	804,466	6,758	(34,227)	(52,016)
Capital expenditures	(4,305)	(7,698)	(13,011)	(1,539)	(1,463)	(2,312)	(1,443)

	CONSOLIDATED				COMBINED
	Balance at December 31,				Balance at June 30,
	2013	2012	2011	2010	Balance at November 4, 2010	2010	2009
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance sheet data (in thousands):
Cash	$21,253	$4,206	$4,935	$31,701	$—	$—	$—
Total current assets	127,296	129,143	118,149	110,831	100,786	112,195	77,704
Total assets(1)	832,247	880,757	927,476	950,918	473,665	484,596	449,555
Total debt	553,511	553,860	554,331	554,977	—	—	—
Total liabilities	678,111	704,152	709,143	713,176	39,640	74,187	64,437
Total equity	154,136	176,605	218,333	237,742	434,025	410,409	385,118

(1)
During the fourth quarter of 2012, we recorded a $24.1 million non-cash impairment charge on goodwill allocated to our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit. For more information see Part II. Item 8. Notes 1 and 7 to the financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward- looking statements as a result of various factors, including the factors we describe under "Cautionary note regarding forward-looking statements," "Risk factors" and elsewhere in this Annual Report.

Overview

        We are a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemical products categories, respectively. Armor All's current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes are designed to clean, shine, refresh and protect interior and exterior automobile surfaces. STP's offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and "Do-it-Yourselfers." Our brands offer multiple automotive appearance and performance chemical products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom and China and distributor relationships in approximately 50 countries.

        Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All's advertising campaigns, such as the "Go ahead. Stare," "Care for your car", "Armor All Way" and the new "A car is a privilege. Respect it." build on what we believe to be Armor All's strong brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

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

Fiscal year end

        The Company's fiscal year end is December 31.

Industry trends

        The general economic environment in our primary markets has stabilized in the latest 12 to 18 months allowing for moderate growth in the appearance and performance chemical products categories. We believe the current economic environment and category growth trends are indicative of sustaining trends. We also believe the trend toward an aging car fleet in our primary markets has reached its height and will likely decrease somewhat as sales of new cars increased as the economy stabilized.

        We believe innovation is an important contributor to category growth because new product introductions stimulate consumer interest in the category by fulfilling unmet consumer needs and bringing attention to the appearance and performance chemical products categories. Truly innovative products have a history of driving category growth in appearance and performance chemical products. We continue to introduce new products and invest in advertising and promotion to elevate engagement of our customers and consumers with our brands.

        Competition remains intense in the categories we serve. Recently, smaller brands in both the appearance and performance chemical products categories continued to have success gaining market share. Established brands continue to invest significant resources in advertising campaigns and with trade partners on promotional activities. While we believe our brands and customer relationships are strong, there is no assurance we will be able to maintain or improve our current competitive position.

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

Results of Operations

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Net sales

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

        Net sales for our North America segment include products marketed and sold to customers in the United States and Canada. Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America. The following table summarizes our net sales for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	Year ended December 31,		Change from Prior Year		% of Net Sales
	2013	2012	$	%	2013	2012
Net sales
North America:
Armor All products	$153,147	$163,679	$(10,532)	-6%	53%	53%
STP products	54,985	60,875	(5,890)	-10%	19%	20%
Other brands	7,033	7,913	(880)	-11%	2%	3%

Total North America	215,165	232,467	(17,302)	-7%	74%	76%
International	74,791	74,001	790	1%	26%	24%

Consolidated net sales	$289,956	$306,468	$(16,512)	-5%

        In North America, approximately $10.5 million of the decrease in net sales for 2013 as compared to 2012 was driven by our Armor All products which were impacted by the much colder and wetter weather conditions in the first half of 2013 as compared to the much warmer and drier conditions in 2012. Additionally, volume related to the sale of our holiday gift pack at one retailer was down year over year and drove most of the decline in the fourth quarter. STP was impacted in part due to one less promotional event in the third quarter of 2013 as compared to 2012. Both brands were also impacted by reductions in inventory levels by certain of our customers in the first half of 2013.

        The International net sales increase in 2013 as compared to 2012 was primarily driven by the continued momentum of our international growth strategy especially in our export business to Latin America and Asia as well as the addition of a new product line in Europe as the result of an acquisition. Our business in Australia was negatively impacted by unfavorable foreign exchange.

Gross profit

        Our gross profit for the years ended December 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Year ended December 31,		Decrease
	2013	2012	$	%
Gross profit	$131,907	$138,898	$(6,991)	-5%
Stated as a percentage of net sales	45.5%	45.3%

        Gross profit dollars in 2013 were $7.0 million lower than 2012 mainly due to the impact of reduced volume and lower royalty income as a result of management's decision to exit several licensing contracts. Gross profit as a percentage of net sales increased 0.2% in 2013 as compared to 2012 mainly due to improvements in freight and warehousing costs as 2012 included excess costs to transition to a standalone company. Partially offsetting the freight and warehousing favorability was the impact of lower volume on the fixed elements of cost of goods sold.

Selling and administrative expense, advertising costs, and research and development costs

        Our selling and administrative expenses, advertising costs, and research and development costs for the years ended December 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease)
	2013	2012	$	%
Selling and administrative expenses	$40,694	$48,306	$(7,612)	-16%
Advertising costs	27,787	31,072	(3,285)	-11%
Research and development costs	2,474	2,211	263	12%

	$70,955	$81,589	$(10,634)	-13%

Stated as a percentage of net sales	24.5%	26.6%

        The decrease in the selling and administrative expenses in 2013 as compared to 2012 of $7.6 million was primarily due to the elimination of excess costs of $13.0 million incurred in 2012 versus $3.9 million incurred in 2013 related to the transition to a standalone company. The lower selling and administrative costs is due to our business reaching its expected selling and administrative cost structure to support growth initiatives.

        The decrease in our advertising costs in 2013 as compared to 2012 of $3.3 million was primarily due to lower production costs and other discretionary costs related to advertising.

        The increase in our research and development costs in 2013 as compared to 2012 of $0.3 million was primarily due our business reaching its expected research and development cost structure mainly to support new product growth initiatives.

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

	Year ended December 31,		Change from Prior Year		% of Net Sales
	2012	2011	$	%	2012	2011
Net sales
North America:
Armor All products	$163,679	$143,903	$19,776	14%	53%	51%
STP products	60,875	60,079	796	1%	20%	21%
Other brands	7,913	8,132	(219)	-3%	3%	3%

Total North America	232,467	212,114	20,353	10%	76%	75%
International	74,001	69,203	4,798	7%	24%	25%

Consolidated net sales	$306,468	$281,317	$25,151	9%

        In North America, approximately $19.8 million of the increase in net sales for 2012 as compared to 2011 was driven by volume related to the launch of new Armor All and STP products and product extensions, with the remaining growth being principally on account of a price increase that was effective June 2011 across both product lines. The increase in the volume of Armor All sales was aided by the warmer and drier weather conditions in much of North America for the early part of 2012. Our investments in racing sponsorships and advertising spend on television, print and online also contributed to our growth. Partially offsetting this new product growth and price increase was the base business decline of STP in the first half of 2012. This trend was reversed in the second half of 2012 primarily as a result of the introduction of new STP products and additional promotional activities.

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

        Gross profit in 2011 included the amortization of inventory step-up resulting from purchase accounting stemming from the Acquisition in November 2010. Excluding the impact of that purchase accounting, gross profit as a percentage of net sales for 2011 would have been 45.6%. As discussed above, the impact of the excess freight and warehousing costs negatively impacted our gross profit in 2012. Excluding the excess freight and warehousing costs, the gross profit rates for 2012 would have been approximately 46.9%.

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

Selling and administrative expense, advertising costs, and research and development costs

        Our selling and administrative expenses, advertising costs, and research and development costs for the years ended December 31, 2012 and 2011 are as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease)
	2012	2011	$	%
Selling and administrative expenses	$48,306	$40,240	$8,066	20%
Advertising costs	31,072	24,699	6,373	26%
Research and development costs	2,211	2,307	(96)	(4)%

	$81,589	$67,246	$14,343	21%

Stated as a percentage of net sales	26.6%	23.9%

        The increase in the selling and administrative expenses in 2012 as compared to 2011 was due to a redundancy in our workforce as we transitioned from the Clorox Transition Services Agreement ("TSA") to our permanent selling, marketing, finance and administrative staff. This overlap resulted in additional costs of $5.4 million. In addition to these transitional costs, there are $3.7 million of expenses related to our new ERP system during 2012. These redundant costs have declined each quarter in 2012 and are expected to be minimal in 2013. Offsetting these costs on a year over year basis is the overall reduction in the TSA costs as we transition to a standalone company.

        The increase in our advertising costs in 2012 as compared to 2011 was primarily due to the increase in spending related to reinvigoration of the STP brand.

        The decrease in our research and development costs in 2012 as compared to 2011 was primarily due to the July 1, 2011 cessation of research and development services rendered by Clorox under the TSA.

Goodwill impairment

        During the fourth quarter of 2012, we revised our pricing structure for intercompany purchases and sales of goods ("Intercompany Pricing"). The change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in our Europe, Middle East and Africa reporting unit, our Australia and New Zealand reporting unit and our Latin America and Asia reporting unit. These increased costs of intercompany purchases are offset by increased value of intercompany sales from our North America reporting unit. As a result of this change in Intercompany Pricing, when we determined the fair value of the assets and liabilities of our reporting units in the first step of the goodwill impairment test as described in Part II. Item 8. Note 1 to the financial statements the fair value of our Europe, Middle East and Africa reporting unit and Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This apparent diminishment in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Item 8. Note 1 to the financial statements, we recorded a $24.1 million non-cash goodwill impairment charge.

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

Income taxes

        A reconciliation of the statutory federal income tax rate to our effective tax rate on (loss) earnings before income taxes is summarized as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible impairment of goodwill	—	(12.3)	—
State taxes (net of federal tax benefits)	6.8	(1.9)	0.8
Foreign rate differential	(1.3)	(3.0)	2.9
Domestic production activities deduction	0.8	0.6	—
Acquisition related	—	0.4	(0.6)
Change in Valuation Allowance	(2.3)	—	—
UK interest deduction	1.8	—	—
Other differences	3.8	(5.5)	1.7

Effective tax rate	44.6%	13.3%	39.8%

        Our effective benefit rate for 2013 differs from the statutory tax rate primarily due to state taxes. Our effective benefit rate for 2012 differed from the statutory tax rate primarily due to the non-deductibility of goodwill impairment charges. Other items impacting our effective benefit rate relate primarily to differences in the foreign rates when compared to the statutory rate, adjustments resulting from the filing of the income tax returns, and changes in valuation allowance in certain foreign jurisdictions.

        At December 31, 2013, we have a net deferred tax liability of $86.0 million arising from differences between book and tax carrying amounts of intangible and other long-lived assets. Deferred tax assets, within that net liability, result from book and tax differences in certain Acquisition related items, inventory costs, accruals and reserves and net operating loss carry-forwards. As of December 31, 2013, the Company had aggregate foreign net operating losses of approximately $10.0 million.

Liquidity and capital resources

        Our principle sources of liquidity are our cash of $21.3 million as of December 31, 2013, and our $50.0 million revolving credit loan which is fully available to us as of December 31, 2013. Our principle source of operating cash in-flows is from sales of product to customers. Our principle operating cash out-flows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. Approximately $6.4 million of our cash is held by foreign subsidiaries to fund their working capital needs. Excess cash abroad is repatriated largely without restriction to fund domestic operations.

        We believe that, as of December 31, 2013, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. During the years ended December 31, 2013 and 2012, net cash generated in operations and borrowed funds under our Revolving Credit Facility were sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. As of December 31, 2013, we expect that we will generate cash from the underlying operations of the business and we will be able to obtain needed funds under the Revolving Credit Facility when requested. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.

        On March 17, 2014, we invested $11.3 million to acquire a non-controlling equity interest in IDQ Acquisition Corp. ("IDQ" or "IDQ Investment"). The investment was funded from our available cash on hand and was comprised of $10.0 million to purchase common stock of IDQ and $1.3 million for fees and expenses related to the IDQ Investment (of which $0.3 million was paid to a director of the Company). In conjunction with the IDQ Investment, we amended the agreement governing our revolving credit loan to exclude fees and expenses related to the IDQ Investment including potential future costs related to pursuit of cost savings, expense reductions and other operating improvements and synergies related to the IDQ Investment.

Cash flows

        The following table summarizes our cash flows (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net cash provided by (used in) operating activities	$28,267	$10,244	$(9,790)
Net cash used in investing activities	(7,389)	(7,698)	(13,011)
Net cash used in financing activities	(3,661)	(3,350)	(2,875)

Operating activities

        Net cash provided by operating activities of $28.3 million for the year ended December 31, 2013 was primarily attributable to our net loss of $13.4 million and a decrease in net operating assets of $8.2 million offset by non-cash charges of $33.4 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs and debt discount amortization. Net cash provided by operating activities of $10.2 million for the year ended December 31, 2012 was primarily attributable to our net loss of $45.8 million and an increase in net operating assets of $4.7 million, more than offset by non-cash charges of $60.7 million for depreciation and amortization of our long lived, tangible and intangible assets, goodwill impairment charge, deferred financing costs and debt discount amortization. Net cash used in operating activities of $9.8 million for the year ended December 31, 2011 was primarily attributable to our net loss of $17.7 million and an increase in net operating assets of $23.9 million, partially offset by non-cash charges of $31.8 million.

        The decrease in our operating assets in 2013 was comprised of a decrease of $9.0 million in accounts receivable which was attributable to better collection efforts and the result of the transition of receivables team from Clorox; a decrease in inventories of $9.3 million which was attributable to our efforts to reduce inventory levels and a decrease of $10.6 in accounts payable and accrued liabilities largely in part due to a lower interest accrual resulting from less borrowings against the Company's revolver and reduced trade accruals.

        Our cash flows in operating activities includes significant interest payments attendant to our Credit Facilities and our Term Loan. Cash we paid for interest decreased to $43.1 million in the year ended December 31, 2013 as compared $45.3 million in 2012. Substantial interest payments will continue for the term of our indebtedness. Cash income tax payments decreased to $4.1 million in the year ended December 31, 2013 as compared to $8.2 million in 2012.

Investing activities

        Net cash used in investing activities of $7.4 million for year ended December 31, 2013 and $7.7 million for the year ended December 31, 2012 was comprised of capital expenditures and in 2013 $3.8 million for an acquisition made in Europe in the third quarter. Capital spending declined to 1.5%

of net sales in 2013 as compared to 2.5% of net sales in 2012 and is largely attributable to the decline in requisite activity related to our ERP system implementation.

Financing activities

        Net cash used in financing activities of $3.7 million for the year ended December 31, 2013 included seasonal borrowings and repayments on our Revolving Credit Facility and $3.0 million of principal payments on our Term Loan Facility. Net cash of $3.4 million used in financing activities for the year ended December 31, 2012 also included seasonal use of the Revolving Credit Facility, $3.0 million of principal payments on our term loan and $0.4 million of debt financing costs incurred related to amending our credit facility.

Indebtedness and Amendment to Credit Facility

        We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition. As of December 31, 2013, we have aggregate gross amount of indebtedness of approximately $566.0 million, exclusive of issuance discounts, including a remaining $291.0 million owed on our Term Loan having quarterly principal payments of $750,000 and the remaining principal maturing in November 2016, and $275.0 million in aggregate principle amount of 9.25% Senior Notes due 2018. Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. For additional details related to our debts, please see Note 9 of the Notes to the Consolidated Financial Statements, "Debt", contained in Part II. Item 8. Financial Statements and Supplementary Data.

        We have made significant progress since our separation from Clorox in November 2010; we are independent of Clorox with our own sales force, autonomous supply chain, and standalone administration of the business; and we are pursuing our strategy for growth with product innovation and development of our Armor All and STP brands. However, the costs to separate and operate as an independent operation proved greater than we had anticipated, and we have invested considerably in advertising and promoting the Armor All and STP brands. In light of our results during this important period, in September 2012 we entered into an amendment of our Credit Agreement, dated November 5, 2010, among Armored Auto Group Intermediate Inc. (f/k/a Viking Intermediate Inc.), the Company, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Credit Facility") revising the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio as applicable to the Company's $50.0 million Revolving Credit Facility. The amendment to our Credit Facility did not affect our results of operations for 2012 and, although our ability to meet the revised financial ratios can be affected by events beyond our control, we expect to satisfy them.

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

Certain Information Concerning Contractual Obligations

        We lease various manufacturing, warehousing and office facilities under non-cancelable operating lease agreements. We also have engaged a number of third party service providers covering aspects of the administration of the business, including procurement, contract manufacturing, logistics, transportation, warehousing, software maintenance, systems support and hosting. In our marketing and brand support we employ, among other strategies, racing and rally sponsorships, and television, print, digital and online advertising. The following table presents information relating to our contractual obligations. Amounts set forth below are on an actual basis as of December 31, 2013, our most recent fiscal year end for which audited financial statements are available (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Payments due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Debt, including interest	$737,938	$45,898	$370,405	$321,635	—
Operating leases	5,504	1,573	2,480	1,119	332
Procurement, contract manufacturing, warehousing and logistics obligations(a)	27,861	19,374	6,511	1,976	—
Software maintenance, systems support and hosting(b)	1,742	1,065	677	—	—
Sponsorship and media agreements(c)	10,466	8,801	1,665	—	—
Advisory services and monitoring(d)	6,000	1,000	2,000	2,000	1,000

Total contractual obligations(e)	$789,511	$77,711	$383,738	$326,730	$1,332

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

(c)
Sponsorship and media agreements—Our marketing campaigns rely heavily on racing and rally sponsorships, promotional events and television, print and online advertising. Sponsorship commitments extend into 2014 and our firm media plan through 2016.

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

        Subsequent to December 31, 2013, there have been no material changes to our contractual obligations that are outside the normal course of business.

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

Critical accounting policies

        Preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates are based on our best knowledge of current events and actions we may undertake in the future.

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

        Trade accruals are calculated based primarily on historical rates and consideration of recent promotional activities. We maintain liability reserves at the end of each financial reporting period for the estimated expenses incurred, but unpaid for these programs. The determination of accrued trade and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, our financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. Our related trade and promotional expense accrual as of December 31, 2013 was $8.8 million as compared to $9.0 million as of December 31, 2012. If our accrual estimates for expected trade payouts at December 31, 2013 were to differ by 10%, the impact on net sales would be approximately $0.9 million.

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

        Under GAAP, shipping and handling costs may be reported as either a component of cost of products sold or selling and administrative expenses. We report such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Comprehensive Loss as a component of cost of products sold. Accordingly, our gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges within their selling and administrative expenses.

        Inventories include materials, direct labor, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average cost basis) or market. Accordingly, we reduce our inventories for the decrease of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current market conditions and sales data, (ii) historical buying patterns and return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, and (v) component and packaging obsolescence. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material impact on our operating results in the period the change occurs. At December 31, 2013, we reported $34.0 million of inventories, net of our allowance for obsolescence of $2.3 million as compared to a $2.0 million obsolescence allowance on $42.4 million of inventories at the end of 2012. If our allowance for obsolescence at December 31, 2013 were to differ by 10%, the impact on inventories and gross profit would be approximately $0.2 million.

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

        A significant change in local tax legislation, market conditions or our performance against the projections used in arriving at our effective tax rate could have a material impact on our provision for income taxes in the period the change occurs. At December 31, 2013, we reported a tax benefit of $10.8 million in our Consolidated Statement of Comprehensive Loss. If our provision for income taxes at December 31, 2013 were to differ by 10%, the impact on our net loss would be approximately $1.1 million.

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

        Our fourth quarter 2012 change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in our Europe, Middle East and Africa reporting unit, our Australia and New Zealand reporting unit and our Latin America and Asia reporting unit, while increasing the value of intercompany sales from the Company's North America reporting unit. As a result of this change in Intercompany Pricing, when the Company determined the fair value of our reporting units in the first step of the goodwill impairment test as described in Part II. Item 8. Note 1 to the financial statements, the fair value of our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This decrease in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Part II. Item 8. Note 1 to the financial statements, we recorded a $24.1 million non-cash goodwill impairment charge. For more information, see Part II. Item 8. Notes 1 and 7 to the financial statements.

        Based on our fourth quarter 2012 analysis, the estimated fair values of our North America ("NA") reporting and our Latin America, Asia ("LAA") and rest of world reporting unit were 76.0% and 66.0% higher, respectively, than their carrying values, including goodwill. The estimated fair values of our Europe, Middle East and Africa ("EMEA") reporting unit and our Australia and New Zealand ("AUZ")reporting unit, however, were 43.0% and 19.0% below their carrying values, including goodwill after impairment charges. This results because of the reduction in fair value of certain finite lived assets within the Europe, Middle East and Africa reporting unit and within the Australia and New Zealand reporting unit, while the asset groups that contain the long-lived assets of those reporting units continue to have undiscounted cash flows in excess of their carrying value. Under GAAP, impairment of finite lived assets only occurs when the carrying value of an asset or asset group exceeds estimated undiscounted cash flows of the asset or asset group. At October 1, 2013, the estimated fair values of our NA, LAA, EMEA and AUZ reporting units exceeded their respective carrying values by 9.0%, 149.0%, 27.0% and 16.0%, respectively.

        In addition, during the fourth quarter of 2012 the Company determined the fair value of its Armor All and STP trademarks and brand intangible assets. The Company estimates the fair value of these assets using a relief from royalty method under an income approach as described in Note 1. The key assumptions for this method are revenue projections, a royalty rate and a discount rate. Based on our analysis, the estimated fair value of the indefinite lived Armor All and STP trademarks and brands were 43.0% and 24.0% higher, respectively, than their historical book values and no impairment charge was required. At October 1, 2013, the estimated fair values of Armor All and STP trademarks and brand intangible assets exceeded their respective carrying values by 31.0% and 18.0%, respectively.

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

        In February 2013 the FASB issued ASU No. 2013-04—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04). The ASU requires reporting and disclosure about obligations resulting from joint and several liability arrangements within its scope for which the total amount of the obligation is fixed at the reporting date. For the Company, ASU 2013-04 is effective January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-04 is to be applied retrospectively for those obligations resulting from joint and several liability arrangements within its scope that exist at January 1, 2014. Adoption of ASU 2013-04 is not expected to have a material impact on the Company.

        In September 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under IRC Section 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

        The Company adopted the following pronouncements effective January 1, 2013:

        In July 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists (ASU 2013-11). The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with an exception in certain circumstances where an unrecognized tax benefit, or portion thereof, is to be presented in the financial statements as a liability. ASU 2013-11 is effective for the Company January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-11 is to be applied prospectively to all unrecognized tax benefits that exist at January 1, 2014. The Company adopted the provisions of ASU 2013-11 in 2013 (see Note 15).

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

Interest rate risk

        We are exposed to interest rate risk associated with our debt instruments. As of December 31, 2013, we have $566.0 million of total debt outstanding, excluding $50.0 million of unused and available commitments under the Revolving Credit Facility, of which $291.0 million bear interest at a variable a rate of the sum of (i) the greater of LIBOR or 1.75% and (ii) 4.25%. As LIBOR is currently more than one percentage point less than 1.75%, even a one percentage point change on our variable rate debt would not have affected our interest expense for the year ended December 31, 2013. However, if six month LIBOR, for example, were 1.5 percentage points higher during the year ended December 31, 2013 and 2012 our interest expense would have increased approximately $0.2 million and $0.6 million, respectively for the periods. We currently do not have any interest rate swaps; however, we continually assess our interest rate risk for purposes of determining whether interest rate swaps would be consistent with our overall risk management strategy.

Concentration of business with large customers

        We have significant penetration of our products into flagship retailers and our top seven largest customers represented approximately 66%, 69% and 65% of U.S. net sales for the years ended December 31, 2013, 2012 and 2011, respectively. We had one customer (Wal-Mart) who represented more than 10% of total net sales, specifically 20%, 19% and 20% of total net sales in the years ended December 31, 2013, 2012 and 2011, respectively.

Commodity price fluctuations

        The raw materials for the products that we produce in the U.S. and the United Kingdom include silicone, jet fuel, base oil and other chemicals. Our packaging includes resin products, which is sensitive to change in fuel costs, and corrugated materials. Our profitability is sensitive to changes in the costs of these commodities caused by changes in supply or other market conditions, over which we have little or no control. Increases in the cost of energy, transportation and other necessary supplies or services, including the cost of diesel or jet fuel, may also harm our profits and operating results. During 2013 we experienced an increase in the prices of certain commodities which negatively impacted our margins, most notably in resins, silicone materials and corrugate, while our commodity prices improved in 2012 versus 2011.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of Armored AutoGroup Inc.

        We have audited the accompanying consolidated balance sheets of Armored AutoGroup Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armored AutoGroup Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 19, 2014

Armored AutoGroup Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$21,253	$4,206
Accounts receivable, net	62,210	69,602
Inventories	34,043	42,444
Other current assets	9,790	12,891

Total current assets	127,296	129,143
Property, plant and equipment, net	28,936	31,473
Goodwill	358,826	362,216
Intangible assets, net	313,470	352,905
Deferred financing costs and other assets, net	3,719	5,020

Total assets	$832,247	$880,757

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$8,128	$13,158
Accrued expenses and other current liabilities	23,455	28,571
Due to Clorox	91	137
Due to Parent	745	795
Current portion of long-term debt, less discount	71	279

Total current liabilities	32,490	42,940
Long-term debt, less discount and current portion	553,511	553,581
Other liability	2,500	2,500
Deferred income taxes	89,610	105,131

Total liabilities	678,111	704,152
Commitments and contingencies (Note 11)
Shareholder's Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at December 31, 2013 and 2012)	—	—
Additional paid-in capital	261,040	260,750
Accumulated deficit	(98,955)	(85,585)
Accumulated other comprehensive (loss) income	(7,949)	1,440

Total shareholder's equity	154,136	176,605

Total liabilities and shareholder's equity	$832,247	$880,757

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net sales	$289,956	$306,468	$281,317
Cost of products sold	158,049	167,570	153,114
Cost of products sold—acquisition related	—	—	4,439

Gross profit	131,907	138,898	123,764
Operating expenses:
Selling and administrative expenses	40,694	48,306	40,240
Advertising costs	27,787	31,072	24,699
Research and development costs	2,474	2,211	2,307
Amortization of acquired intangible assets	36,788	36,701	36,701
Goodwill impairment	—	24,117	—
Acquisition related charges	—	—	1,020

Total operating expenses	107,743	142,407	104,967

Operating profit (loss)	24,164	(3,509)	18,797
Non-operating expenses:
Interest expense	48,024	48,887	48,090
Other expense	285	445	80

Loss before income taxes	(24,145)	(52,841)	(29,373)
Benefit for income taxes	10,775	7,040	11,705

Net loss	$(13,370)	$(45,801)	$(17,668)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(9,389)	3,807	(2,007)

Comprehensive loss	$(22,759)	$(41,994)	$(19,675)

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital		Accumulated Deficit	Total Shareholder's Equity
	Shares	Amount
Balance at December 31, 2010	1	—	$260,218	$(360)	$(22,116)	$237,742
Share based compensation	—	—	266	—	—	266
Translation adjustments	—	—	—	(2,007)	—	(2,007)
Net loss	—	—	—	—	(17,668)	(17,668)

Balance at December 31, 2011	1	—	260,484	(2,367)	(39,784)	218,333
Share based compensation	—	—	266	—	—	266
Translation adjustments	—	—	—	3,807	—	3,807
Net loss	—	—	—	—	(45,801)	(45,801)

Balance at December 31, 2012	1	$—	$260,750	$1,440	$(85,585)	$176,605

Share based compensation	—	—	290	—	—	290
Translation adjustments	—	—	—	(9,389)	—	(9,389)
Net loss	—	—	—	—	(13,370)	(13,370)

Balance at December 31, 2013	1	$—	$261,040	$(7,949)	$(98,955)	$154,136

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net loss	$(13,370)	$(45,801)	$(17,668)
Adjustments:
Depreciation and amortization	47,846	46,813	45,262
Goodwill impairment	—	24,117	—
Share based compensation	290	266	266
Deferred income taxes	(14,783)	(10,612)	(14,126)
Other	63	157	375
Cash effects of changes, net of acquisition effects in:
Accounts receivable	8,955	(15,302)	(18,934)
Inventories	9,276	(5,194)	972
Prepaid taxes	1,215	(4,436)	306
Other current assets	781	(753)	(476)
Book overdraft	—	(1,987)	1,987
Accounts payable and accrued liabilities	(10,622)	10,509	2,299
Due to Clorox	(46)	11,864	(10,053)
Other	(1,338)	603	—

Net cash provided by (used in) operating activities	28,267	10,244	(9,790)

Cash flows from investing activities:
Capital expenditures	(4,305)	(7,698)	(13,011)
Acquisition, net	(3,084)	—	—

Net cash used in investing activities	(7,389)	(7,698)	(13,011)

Cash flows from financing activities:
Borrowings under revolver	23,000	64,001	29,500
Payments on revolver	(23,000)	(64,001)	(29,500)
Principal payments on notes payable and other	(3,611)	(3,000)	(3,000)
Payment on advance from Parent	(50)	—	—
Advance from Parent	—	—	795
Deferred financing costs	—	(350)	(670)

Net cash used in financing activities	(3,661)	(3,350)	(2,875)

Effect of exchange rate changes on cash	(170)	75	(1,090)

Net increase (decrease) in cash	17,047	(729)	(26,766)
Cash at beginning of period	4,206	4,935	31,701

Cash at end of period	$21,253	$4,206	$4,935

Supplemental cash flow disclosures:
Cash paid for interest	$43,878	$45,314	$40,866

Cash paid for income taxes	$4,099	$8,207	$2,116

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies

The Company

        Armored AutoGroup Inc. is a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armored AutoGroup Inc. delivers its products to distributors, resellers and end users (collectively the customers) through its direct operations in the United States, Canada, Mexico, Australia, China and the United Kingdom and distributor relationships in approximately 50 countries. The Armor All and STP brands offer multiple automotive appearance and performance chemicals that can be found in most of the major developed countries around the world.

        The Company was formerly known as The AutoCare Products Business, excluding the Prestone and YPF licensed brands, a business of The Clorox Company ("Clorox") that operated through various Clorox wholly owned or controlled legal entities throughout the world.

        In September 2010, Viking Acquisition Inc., an entity owned by affiliates of Avista Capital Holdings, L.P. ("Avista"), entered into an agreement to acquire the AutoCare Products Business, Armor All, STP and certain other brands from Clorox pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the "Acquisition"). The Acquisition closed on November 5, 2010 and included employees in the United States and other countries dedicated to the Company, related product patent and developed technology and certain other assets, including the manufacturing facilities located in Painesville, Ohio and Wales, U.K. Viking Acquisition Inc. was subsequently renamed as Armored AutoGroup Inc. ("AAG"). Armored AutoGroup Parent Inc. ("AAG Parent" or "Parent") indirectly owns all of AAG's issued and outstanding capital stock through its direct subsidiary and AAG's direct parent, Armored AutoGroup Intermediate Inc., ("Intermediate").

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company's fiscal year end is December 31. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Specific areas, among others, requiring the application of management's estimates and judgment include assumptions pertaining to allowances for excess and obsolete inventory, provisions for cash discounts on amounts due from customers, share based compensation awards, fair values assigned to assets acquired and liabilities assumed in connection with acquisitions (see Note 7), accruals for consumer and trade promotion programs, future product volume and pricing estimates, future cash flows utilized in impairment testing of goodwill and other long lived assets, creditworthiness of customers and potential income tax. Actual results could differ materially from the estimates and assumptions made.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable, net

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

        Cash at times may exceed FDIC insurable limits.

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment, net

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are calculated by the straight-line method using the estimated useful lives of the related assets. Routine repairs and maintenance are expensed when incurred. Leasehold improvements are depreciated over a period no longer than the lease term. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment and are amortized on a straight-line basis, over the estimated useful life of the software. General and administrative costs related to developing or obtaining such software are expensed as incurred.

        The following table provides estimated useful lives generally assigned to property, plant and equipment by asset classification:

Classification	Expected Useful Lives
Land improvements	10 - 30 years
Buildings	7 - 40 years
Machinery and equipment	2 - 15 years
Computer software	3 - 7 years

        Property, plant and equipment are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company's impairment review requires significant management judgment including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. The Company conducts reviews of idle and underutilized equipment when events or circumstances arise indicating that future cash flows are insufficient to recover the book value of asset groups, and reviews business plans for possible impairment indicators. Impairment occurs when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows. When impairment is indicated, an impairment charge is recorded for the difference between the asset's (or asset group's) book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow ("DCF") model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement. There have been no instances of impairment identified.

Finite Lived Intangible Assets

        Amortization of intangible assets with finite lives (customer relationships and licensing arrangements) is recognized over estimated useful lives ranging from 5 to 10 years, which the Company believes reasonably represents the time period in which the economic benefits of the intangible assets are consumed or otherwise realized. The Company has experienced a negligible attrition rate in its customer base, and is not able to identify a reliable pattern of attrition and, as such, is utilizing the straight-line amortization method to amortize customer relationship intangible assets. Finite lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. There have been no instances of impairment identified.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Market approach—The Company uses the guideline public company method to select reasonably similar/guideline publicly traded companies for each of the Company's reporting units. Using the guideline public company method, the Company calculates earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples for each of the public companies using both historical and forecasted EBITDA figures. By applying these multiples to the appropriate historical and forecasted EBITDA figures for each reporting unit, fair value estimates are calculated.

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

Selling and Administrative Expenses

        Selling and administrative expense is primarily comprised of marketing expenses, selling expenses, administrative and other indirect overhead costs, depreciation and amortization expense on

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

non-manufacturing assets and other miscellaneous operating items. Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, all of which are included in selling and administrative expenses.

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

Employee Benefits

        In November 2010, the Company established a defined contribution plan for its U.S. employees, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code ("IRC" or the "Code"). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The plan provides for employer matching contributions of 100% of participant income deferrals to a maximum of $1,000 and employer contributions up to 10% of a participant's annual base salary, subject to limits prescribed under U.S. federal regulations.

Operating Leases

        The Company recognizes rental expense for operating leases, including those with rent abatement and escalation provisions, on a straight-line basis over the applicable lease term.

Research and Development Costs

        Research and development costs are charged to expense as incurred.

Deferred Financing Costs

        Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the issuance of debt. Such fees are amortized over the life of the related debt using the interest method and are included in interest expense.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        None of the Company's goodwill is expected to be deductible for tax purposes.

        The Company files a consolidated federal and certain state income tax returns with its Parent. Income taxes have been prepared on a separate return basis. The Company pays its tax liability on behalf of its Parent.

Recent Accounting Pronouncements

        In February 2013 the FASB issued ASU No. 2013-04—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04). The ASU requires reporting and disclosure about obligations resulting from joint and several liability arrangements within its scope for which the total amount of the obligation is fixed at the reporting date. For the Company, ASU 2013-04 is effective January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-04 is to be applied retrospectively for those obligations resulting from joint and several liability arrangements within its scope that exist at January 1, 2014. Adoption of ASU 2013-04 is not expected to have a material impact on the Company.

        In September 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under IRC Section 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

        The Company adopted the following pronouncements effective January 1, 2013:

        In July 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists (ASU 2013-11). The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with an exception in certain circumstances where an unrecognized tax benefit, or portion thereof, is to be presented in the financial statements as a liability. ASU 2013-11 is effective for the Company January 1, 2014 for fiscal year 2014 and interim periods

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

therein. The guidance in ASU 2013-11 is to be applied prospectively to all unrecognized tax benefits that exist at January 1, 2014. The Company adopted the provisions of ASU 2013-11 in 2013 (see Note 15).

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

        During July 2012, the FASB issued ASU 2012-02 Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) which was intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how the Company tests those assets for impairment and to improve consistency in impairment testing guidance among long lived asset categories. Under ASU 2012-02, the Company has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period. The Company did not use the qualitative assessment during 2013.

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

Note 2—Related-Party Transactions

        In conjunction with the Acquisition, the Company entered into a Transition Services Agreement ("TSA") with Clorox whereby Clorox would provide certain services, equipment and office space to the Company. Additionally under the TSA, the Company provided certain services to Clorox. Related party transactions and activities involving Clorox are not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealings may exist. On November 1, 2011, the Company completed the transition of its North American and export operations from Clorox provisioning to standalone operations. The Company completed the transition of certain international operations from Clorox in the second quarter of 2012 and terminated the remaining service components of the TSA.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Related-Party Transactions (Continued)

        Net expenses under the TSA were (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cost of products sold	$—	$—	$6,616
Selling and administrative expense	—	732	3,436
Research and development costs	—	—	621

Total TSA expenses	$—	$732	$10,673

        Further, on conclusion of the TSA we entered into a subsequent arrangement with Clorox for continuation of services in Australia and New Zealand, including warehousing, logistics, customer service and information systems facilities and support. Expenses for these services were (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cost of products sold	$—	$1,326	$1,154
Selling and administrative expense	—	712	333

Total TSA expenses	$—	$2,038	$1,487

  Avista

        Avista and several of its employees together own approximately 99.3% of Parent, which is the sole stockholder of Intermediate, the Company's parent. As a result, Avista has the power to elect our board of directors and has the ability to exercise significant influence or control over the Company's operations.

        The Company has entered into a monitoring agreement with Avista and affiliates of Avista whereby Avista provides services for a fixed fee of $1.0 million annually to the Company. Selling and administrative expenses, including out of pocket expenses related to this monitoring agreement were (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Avista monitoring agreement fees	$1,127	$1,055	$1,114

        In connection with the Acquisition and the issuance of its long-term debt, the Company paid $4.1 million to Avista and affiliates of Avista for consulting expenses and recorded these as deferred financing costs which are amortized over the term of the debt using the effective interest method. Related amortization expense was (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Amortization of Avista consulting expenses	$604	$605	$605

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Related-Party Transactions (Continued)

  Directors and Officers

        In connection with the Acquisition and issuance of the Company's long-term debt, the Company incurred costs of $1.8 million for consulting expenses from individuals that later became directors and officers of the Company. Of this amount, $0.4 million was paid to certain directors and officers of the Company and $1.4 million was reinvested in the Company through the purchase of common stock. Of these consulting expenses, $1.3 million are included in acquisition related charges for the period from November 4, 2010 to December 31, 2010 with the remaining $0.5 million deferred and amortized over the term of the respective debt using the effective interest method. Related amortization expense was (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Amortization of directors' and officers' consulting expenses	$68	$68	$68

        The Company engaged Charles McIlvaine, a former Director of the Company, to provide services associated with corporate development and other strategic initiatives on a consulting basis. Pursuant to this arrangement the Company recorded charges of $0.1 million and $0.2 million in the years ended December 31, 2012 and 2011, respectively, in selling and administrative expenses.

  Parent

        In May 2011, the Company received $795,000 on behalf of its Parent related to the sale of the Parent's stock to certain of the Company's employees. In 2013, the Company repurchased from a certain employee $50,000 of stock as a result of termination. As of December 31, 2013 and December 31, 2012 the Company had $745,000 and $795,000, respectively, non-interest bearing and due on demand to the Company's Parent related to sales of the Parent's stock to the Company's employees.

Note 3—Accounts Receivable, net

        The percentage of accounts receivable due from the Company's largest customers were:

	December 31, 2013	December 31, 2012
First	24%	22%
Second	7%	9%

        The percentage of the Company's net sales to the Company's largest customer (Wal-Mart) was:

CONSOLIDATED
Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
22%	22%	20%

        Sales to the Company's largest customer are principally made in North America. No other customers exceeded 10% of net sales in any period.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Accounts Receivable, net (Continued)

        The Company's allowance for doubtful accounts is summarized as follows (in thousands):

	Beginning Balance	Provision for Doubtful Accounts	Amounts Written- Off	Other Deductions— Purchase Accounting	Ending Balance
Year ended December 31, 2013	$682	$174	$(408)	$—	$448
Year ended December 31, 2012	390	370	(78)	—	682
Year ended December 31, 2011	108	282	—	—	390

Note 4—Inventories

        Inventories consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Finished goods	$28,400	$33,386
Raw materials and packaging	7,896	11,087
Allowances for obsolescence	(2,253)	(2,029)

	$34,043	$42,444

        The Company's allowance for obsolescence is summarized as follows (in thousands):

Year Ended December 31,	Beginning Balance	Provision for obsolescence	Amounts Written- Off	Other Deductions— Purchase Accounting	Ending Balance
2013	$2,029	$3,599	$(3,375)	$—	$2,253
2012	2,051	1,195	(1,217)	—	$2,029
2011	20	2,480	(449)	—	2,051

Note 5—Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Current deferred taxes	$3,555	$4,315
Deferred financing costs	1,767	1,843
Prepaid income taxes	2,453	3,963
Other	2,015	2,770

	$9,790	$12,891

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Land and improvements	$1,784	$1,405
Buildings	3,769	3,679
Machinery and equipment	27,178	23,096
Capitalized software	12,182	12,040
Construction in progress	1,541	1,999

	46,454	42,219
Less: accumulated depreciation	(17,518)	(10,746)

	$28,936	$31,473

        Depreciation expense related to property, plant and equipment and amortization of capitalized software was (in thousands):

	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Depreciation	$4,953	$4,639	$4,505
Amortization of capitalized software	2,017	1,605	220

	$6,970	$6,244	$4,725

Note 7—Goodwill and Intangible Assets, net

        During the fourth quarter of 2012, the Company revised its pricing structure for intercompany purchases and sales of goods ("Intercompany Pricing"). The change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in the Company's Europe, Middle East and Africa reporting unit, its Australia and New Zealand reporting unit and its Latin America and Asia reporting unit, while increasing the value of intercompany sales from the Company's North America reporting unit. As a result of this change in Intercompany Pricing, when the Company determined the fair value of the assets and liabilities of its reporting units in the first step of the goodwill impairment test as described in Note 1 the fair value of the Company's Europe, Middle East and Africa reporting unit and its Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This decrease in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Note 1, the Company recorded a $24.1 million non-cash goodwill impairment charge, which is included in impairment of goodwill in the consolidated statement of comprehensive loss.

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill and Intangible Assets, net (Continued)

        Changes in the carrying amount of goodwill and intangible assets were as follows (in thousands):

		Trademarks and Other Intangible Assets
	Goodwill	Trademarks and Brands Not Subject to Amortization	Customer Relationships Subject to Amortization	Licensing Arrangements Subject to Amortization	Total
Balance at December 31, 2011	$384,793	$99,176	$284,001	$4,998	$388,175
Amortization	—	—	(35,401)	(1,300)	(36,701)
Impairment	(24,117)	—	—	—	—
Translation adjustments	1,540	421	1,010	—	1,431

Balance at December 31, 2012	$362,216	$99,597	$249,610	$3,698	$352,905

Amortization	—	—	(35,488)	(1,300)	(36,788)
Acquisition, net	580	—	1,823	—	1,823
Translation adjustments	(3,970)	(1,384)	(3,086)	—	(4,470)

Balance at December 31, 2013	$358,826	$98,213	$212,859	$2,398	$313,470

        Customer relationships and licensing arrangements subject to amortization are reported on the Consolidated Balance Sheet net of accumulated amortization of $114.7 million, and $79.3 million, at December 31, 2013 and 2012, respectively. The weighted average remaining amortization period for customer relationships and licensing arrangements subject to amortization is 6 years and 2 years, respectively. In the third quarter of 2013, the Company made an acquisition in Europe, increasing goodwill and customer relationships by $0.6 million and $1.8 million (which will be amortized over 7 years), respectively. Licensing royalties were $2.3 million, $3.0 million and $3.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. Although licensing agreements may not be renewed for strategic or other reasons, the Company generally maintains and extends its existing license arrangements.

        Expected future amortization expense for these intangible assets as of December 31, 2013 is as follows:

Fiscal Years
2014	$36,961
2015	36,759
2016	35,661
2017	34,173
2018	26,090
Thereafter	49,117

$218,761

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Accrued Expenses and Other Current Liabilities

        The following summarizes the Company's accrued expenses and other current liabilities (in thousands):

	December 31, 2013	December 31, 2012
Trade, sales promotion and advertising	$8,777	$9,022
Accrued interest	8,029	8,191
Accrued taxes	50	3,421
Compensation and benefits	2,156	2,928
Other	4,443	5,009

	$23,455	$28,571

Note 9—Debt

        The following summarizes the Company's debt (in thousands):

	December 31, 2013
	Credit Facility
				Total Long-Term Debt
	Revolver	Term Loan	Senior Notes
Balance	$—	$291,000	$275,000	$566,000
Less: discount	—	(5,018)	(7,400)	(12,418)

	$—	285,982	267,600	553,582

Less: current portion, net of discount		(1,324)	1,253	(71)

Long-term portion, net of discount		$284,658	$268,853	$553,511

	December 31, 2012
	Credit Facility
				Total Long-Term Debt
	Revolver	Term Loan	Senior Notes
Balance	$—	$294,000	$275,000	$569,000
Less: discount	—	(6,610)	(8,530)	(15,140)

	$—	287,390	266,470	553,860

Less: current portion, net of discount		(1,414)	1,135	(279)

Long-term portion, net of discount		$285,976	$267,605	$553,581

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

  Credit Facility

        In connection with the Acquisition on November 5, 2010, the Company entered into a credit agreement, among Intermediate, the Company, several lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a rate of the sum of (i) the greater of the London Interbank Offered Rate ("LIBOR") or 1.75% and (ii) 4.25%. The Credit Facility provided revolving credit and a Term Loan as follows:

        Revolver—A secured $50.0 million revolving credit loan (the "Revolver"), which continues into November 2015. Further to interest as described above on the Revolver, an annual commitment fee of 0.75% is charged quarterly based on the average daily unused portion of the Revolver. No amounts were outstanding against the Revolver at December 31, 2013 and 2012.

        Term Loan—A $300.0 million term loan (the "Term Loan") with quarterly principal payments of $0.8 million and the remaining principal maturing in November 2016.

        In September 2012, the Company entered into an amendment of the Credit Facility revising the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio as applicable to the Company's $50.0 million Revolver. Costs associated with the amendment of $0.4 million have been deferred and are recorded as other current assets and other non-current assets on the Company's Consolidated Balance Sheets, and will be amortized to interest expense together with other of the Company's deferred financing costs using the effective interest method.

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

        Under terms of a registration rights agreement the Company entered into with respect to the Senior Notes, the Company agreed to use commercially reasonable efforts to complete an exchange offer related to the Senior Notes by April 28, 2012. Until the exchange offer was completed on August 23, 2012, additional interest of $0.3 million accrued on the Senior Notes that was paid November 2012.

        The indenture that governs the Senior Notes is subject to certain covenants which restrict the payment of dividends, the Company's ability to incur indebtedness or liens, or make certain investments. The Company's payment obligations under the Senior Notes are guaranteed, jointly and

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

severally, by all of the Company's wholly owned domestic subsidiaries. See Note 18 for financial information for the Company and its subsidiaries.

  Interest Expense

        Interest expense associated with the Credit Facility and the Senior Notes including commitment fees for unused borrowings, and amortization of original issue discount and deferred financing costs was (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Credit Facility
Revolver	$864	$1,485	$1,076
Term Loan	19,954	20,110	20,096
Senior Notes	27,089	26,980	26,907
Other	117	312	11

	$48,024	$48,887	$48,090

  Debt Maturities

        Debt maturities are as follows as of December 31, 2013 (in thousands):

Fiscal Years
2014	$3,000
2015	3,000
2016	285,000
2017	—
2018	275,000

$566,000

  Deferred Financing Costs, net

        Costs associated with the establishment of the Credit Facility and Senior Notes have been deferred and are recorded as other current assets and other non-current assets on the Company's Consolidated Balance Sheets as follows (in thousands):

	December 31, 2013	December 31, 2012
Balance	$9,979	$9,979
Less: accumulated amortization	(4,814)	(3,228)

	5,165	6,751
Less: current portion, net of amortization	(1,767)	(1,843)

Long-term portion, net of amortization	$3,398	$4,908

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company's financial instruments consist of cash, trade accounts receivable, trade accounts payable and long-term debt. Due to their short-term maturity, the carrying amounts of cash, trade accounts receivable and trade accounts payable approximate their fair market values. The carrying and fair values of the Company's long-term debt were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$285,982	$291,000	$287,390	$281,138
Senior notes	267,600	267,438	266,470	233,063

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

Under its existing non-cancelable contracts, as of December 31, 2013 the Company is required to pay minimum annual payments as follows (in thousands):

Year Ended December 31,	Operating Leases	Procurement, Contract Manufacturing, Warehousing and Logistics Obligations	Software Maintenance, Systems Support and Hosting	Sponsorship and Media Agreements	Advisory Services and Monitoring
2014	$1,573	$19,374	$1,065	$8,801	$1,000
2015	1,315	3,386	534	820	1,000
2016	1,165	3,125	143	845	1,000
2017	604	1,976	—	—	1,000
2018	515	—	—	—	1,000
Thereafter	332	—	—	—	1,000

	$5,504	$27,861	$1,742	$10,466	$6,000

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

        Rental expense for all operating leases was (in thousands):

Years ended
December 31, 2013	December 31, 2012	December 31, 2011
$1,744	$2,773	$1,966

        Procurement, contract manufacturing, warehousing and logistics obligations—The Company secures procurement capabilities, its warehousing facilities and attendant services, and logistics and transportation expertise under several contracts extending into 2017. These outsourcing arrangements typically provide for a base fee and variable costs determined with reference to volume or the provision of additional services, and terms providing for termination for convenience on 120 days' notice and the payment of stipulated fees and additional costs. Only fixed or base fees on an ongoing basis for the term of the contracted services are included in the above summary. Further, the Company has ongoing relationships with various suppliers who procure, manufacture and/or package the Company's products ("Contract Manufacturers"). Certain of the Company's Contract Manufacturers maintain title and control of raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company's customers or third party distribution centers in accordance with agreed upon shipment terms. The Company purchases and maintains title and control of raw materials and components packaged by other of its Contract Manufacturers and is only obligated further for the services themselves. The Company typically does not have definitive minimum purchase obligations included in the contract terms with its Contract Manufacturers or other raw material or component suppliers. In the ordinary course of business, supply and service needs are communicated by the Company to its Contract Manufacturers based on orders and short-term

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies (Continued)

projections, ranging typically three months. The Company is committed to purchase the products produced by the Contract Manufacturers based on the projections provided.

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

        Sponsorship and media agreements—The Company's marketing campaigns rely heavily on racing and rally sponsorships, promotional events, television, print and online advertising. Sponsorship commitments extend into 2016 and the Company's media plan extends through 2014.

        Advisory Services and Monitoring Agreement—Under the Company's Advisory Services and Monitoring Agreement, Avista is providing the Company ongoing advisory services with respect to strategic business plans, corporate development and financial monitoring.

Note 12—Litigation and Other Legal Matters

        The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

        In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company has agreed to indemnify and reimburse Clorox for 50% of the first $5.0 million in costs related to the contract claim. As of December 31, 2013 and 2012, the Company has accrued a $2.5 million long-term liability related to this contingency.

Note 13—Common Stock

        The Company has one thousand shares of $0.01 par value common stock authorized, issued and outstanding at December 31, 2013 and 2012. Through Intermediate, Parent indirectly owns all of the Company's common stock. 99.3% of Parent's issued and outstanding common stock is owned by Avista, with the remaining aggregate 0.7% owned by certain members of management and the Board of Directors ("Management Stockholders") and purchased in connection with the Acquisition.

  Repurchase right

        Under the terms of the Stockholders' Agreement dated November 5, 2010 among Parent, Avista, and the Management Stockholders, Parent has the option but not an obligation to repurchase all of the shares of Parent common stock held by former Company employees whether acquired directly on Acquisition or issued pursuant to the exercise of stock options to former Company employees who terminate employment under certain circumstances. The purchase price of the Parent's call option as prescribed in the Stockholders' Agreement is to be determined through a valuation of Parent common stock on a minority, non-marketable interest basis or, under certain circumstances, based on cost, as defined therein. As there is no active market for Parent's common stock, the Company estimates the

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Common Stock (Continued)

fair value of its common stock as determined by the Board of Directors in good faith. If a participant in the 2010 AAG Stock Option Plan (see Note 14) were to terminate employment with the Company, the Parent's exercise of its repurchase right under the Stockholders' Agreement on shares received by the former Company employee through the exercise of stock options may require equity awards to be expensed in the Company's statement of comprehensive loss in the period in which the termination occurs.

Note 14—Share Based Compensation Plans

        The following table presents details of total share based compensation expense that is included in the Company's statements of comprehensive loss (in thousands):

	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cost of products sold	$15	$13	$13
Selling and administrative expenses	260	243	243
Research and development costs	15	10	10

Total share based compensation costs	$290	$266	$266

        In November 2010, the Parent's board of directors approved the 2010 Equity Incentive Plan (the "2010 AAG Option Plan"), which authorized equity awards to be granted for up to 26,500,000 shares of Parent's common stock. Under the 2010 AAG Option Plan, certain management and key employees of the Company have been or may be granted a combination of time based and performance based options to purchase the Parent's common stock. Share based compensation expense related to employee grants under the 2010 AAG Option Plan has been reflected in these financial statements. As of December 31, 2013, equity awards for approximately 5,992,000 shares of Parent's common stock remain available for grant under the 2010 AAG Option Plan.

        The Company utilizes an option pricing method employing a Black Scholes model to estimate the fair value of stock options granted. The following weighted average assumptions were used for time based and performance based option grants in the periods:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Expected life	6.5 years	6.5 years	6.5 years
Expected volatility	34.0%	35.0%	50.0%
Risk-free interest rate	1.23% - 2.03%	0.91% - 1.36%	1.45% - 3.05%
Dividend yield	0%	0%	0%

        Time based and performance based options expire ten years from the date of grant. The expected life of the stock options on the option grants during the period is determined based on the average of the weighted vesting term and the contractual term of the options. The Company estimates stock option forfeitures based on historical data from Clorox and will adjust the rate to expected forfeitures when Company-specific experience indicates a different trend. Expected volatility for the period is determined consistently based on a five-company peer group, all of which have publicly traded stock.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

The risk-free interest rate is based on the implied yield on a U.S. Treasury yield curve with a term similar to the expected remaining term of the option on the date of the grant. Dividend yield for the period is determined based on projected annual dividend payments.

        The following table summarizes stock option activity for time based options under the 2010 AAG Option Plan for the periods presented (in thousands, except per share amounts):

	Number of Time based Shares	Weighted- Average Exercise Price
Non-vested at December 31, 2011	5,867	1.01
Granted	493	1.00
Forfeited	(354)	1.00
Vested	(1,298)	1.01

Non-vested at December 31, 2012	4,708	1.02
Granted	935	1.00
Forfeited	(614)	1.00
Vested	(1,153)	1.01

Non-vested at December 31, 2013	3,876	1.02
Vested and exercisable at December 31, 2013	2,827	1.00

Outstanding at December 31, 2013	6,703	1.01

        Under the 2010 AAG Option Plan, time based options vest ratably over the applicable service period, five years, on each anniversary of the date of grant and, regardless, immediately upon a change in control event, subject to certain conditions. The Company recognizes share based compensation expense on a straight-line basis over the vesting period. There have been no vested, time based stock options exercised to date under the 2010 AAG Option Plan and no cash received. The weighted average fair value of time based options granted in 2013, 2012 and 2011 was $0.15, $0.15 and $0.21, respectively. The aggregate fair value of options vested in 2013, 2012 and 2011 was $0.2 million, $0.3 million and $0.2 million, respectively. At December 31, 2013, the total amount of unrecognized compensation cost for time based options granted is $0.6 million. At December 31, 2013, vested and exercisable options and total time based options outstanding have weighted average remaining contractual terms of 7.1 and 7.8 years, respectively, and carry no intrinsic value.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

        The following table summarizes stock option activity for performance based options under the 2010 AAG Option Plan for the periods presented (in thousands, except per share and year amounts):

	Number of Performance based Shares	Weighted- Average Exercise Price
Non-vested at December 31, 2011	12,848	1.01
Granted	985	1.00
Forfeited	(971)	1.00

Non-vested at December 31, 2012	12,862	1.01
Granted	1,869	1.00
Forfeited	(926)	1.00

Non-vested and outstanding at December 31, 2013	13,805	1.01

        Under the 2010 AAG Option Plan, performance based options vest subject to a liquidity event (e.g., an initial public offering or change in control, as defined) and based upon the attainment of specified minimum returns on capital to Parent shareholders. Compensation expense on performance based option grants is not recognized until it is probable that the liquidity event will occur. For all periods the Company did not recognize share based compensation expense related to its performance based grants given that the performance condition (a liquidity event) has not occurred in any of those periods. The weighted average fair value of performance based options granted to date has been $0.06. At December 31, 2013, the total amount of unrecognized compensation costs and the weighted average remaining contractual term for performance based options was $0.8 million and 7.5 years, respectively.

Note 15—Income Taxes

        The benefit provision for income taxes on loss before income taxes, by tax jurisdiction, consisted of the following (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Current:
Federal	$3,006	$1,425	$1,323
State	537	364	994
Foreign	892	1,783	104

Total current	4,435	3,572	2,421
Deferred:
Federal	(11,874)	(11,060)	(12,069)
State	(2,818)	1,206	(1,343)
Foreign	(518)	(758)	(714)

Total deferred	(15,210)	(10,612)	(14,126)

Total	$(10,775)	$(7,040)	$(11,705)

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

        The components of loss before income taxes, by tax jurisdiction, were as follows (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
United States	$(19,478)	$(24,880)	$(20,823)
Foreign	(4,667)	(27,961)	(8,550)

	$(24,145)	$(52,841)	$(29,373)

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate on loss before income taxes follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible impairment of goodwill	—	(12.3)	—
State taxes (net of federal tax benefits)	6.8	(1.9)	0.8
Foreign rate differential	(1.3)	(3.0)	2.9
Domestic production activities deduction	0.8	0.6	—
Acquisition related	—	0.4	(0.6)
Change in Valuation Allowance	(2.3)	—	—
UK interest deduction	1.8	—	—
Other differences	3.8	(5.5)	1.7

Effective tax rate	44.6%	13.3%	39.8%

        The Company's effective benefit rate for 2013 differs from the statutory rate primarily due to state taxes. Other items impacting the Company's effective benefit rate relate primarily to differences in the foreign rates when compared to the statutory rate and adjustments resulting from the filing of the income tax returns and change in valuation allowance in certain foreign jurisdictions.

        Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accrual and reserves	$1,841	$1,718
Inventory costs	2,064	2,743
Acquisition related	2,225	2,438
Net operating losses	1,806	1,190
Other	—	42

Total deferred tax assets	7,936	8,131

Deferred tax liabilities:
Fixed and intangible assets	(93,388)	(108,947)

Total deferred tax liabilities	(93,388)	(108,947)

Valuation Allowance	(603)	—

Net deferred tax liabilities	$(86,055)	$(100,816)

        The net deferred tax assets and liabilities are included in the balance sheets as follows (in thousands):

	December 31, 2013	December 31, 2012
Current deferred tax assets	$3,555	$4,315
Non-current deferred tax liabilities	(89,610)	(105,131)

Net deferred tax liabilities	$(86,055)	$(100,816)

        The Company periodically reviews its deferred tax assets for recoverability. A valuation allowance is established when the Company believes that it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of December 31, 2013, the Company had aggregate foreign net operating losses of approximately $10.0 million, which is comprised of losses of $8.2 million, $1.1 million, $0.5 million and $0.2 million in the United Kingdom, China, Puerto Rico, and other foreign jurisdictions, respectively. Losses in the United Kingdom are subject to an indefinite carryforward period; however, due to limitations on the ability to utilize such losses to offset income from only certain members of the United Kingdom group, a full valuation allowance has been provided on such losses. Losses in China and Puerto Rico are subject to five and ten year carryforward periods, respectively, and also carry a full valuation allowance.

        In connection with Acquisition, Clorox has agreed to indemnify the Company for any taxes and interest associated with the periods prior to November 4, 2010.

        The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2013 and December 31, 2012, the total balance of accrued interest and penalties related to uncertain tax positions was $0.1 million and $0.2 million, respectively.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

        The following is a reconciliation of the beginning and ending amounts of the Company's gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Unrecognized tax benefits—beginning of period	$379	$417	$586
Gross increases—tax positions in prior periods	625	—	—
Gross increase—current period tax positions	—	75	—
Statute of limitations lapse	(51)	—	—
Settlements	(88)	(113)	(169)

Unrecognized tax benefits—end of period	$865	$379	$417

        As of December 31, 2013 and December 31, 2012, the total amount of unrecognized tax benefits was $0.9 million, and $0.4 million, respectively, which would affect the effective tax rate, if recognized. Of the 2013 and 2012 balances above, $0.2 million and $0.3 million, respectively, relates to periods which were included within Clorox tax returns. An offsetting receivable has been recorded in other assets for the Clorox indemnity as of December 31, 2013 and 2012. As of December 31, 2013, the Company had an uncertain tax position of $0.6 million which was offset against a corresponding net operating loss in accordance with ASU 2013-11.

        The Company is subject to exam by the U.S. federal, state, and foreign tax authorities on its filings since 2010. During 2013, the U.S. federal tax return filed by the Company for 2010 was examined by the IRS, and resulted in no change.

        In the twelve months succeeding December 31, 2013, the Company expects total unrecognized tax benefits to change by $0.1 million due to the lapse of statute of limitations on a portion of the unrecognized tax benefit indemnified by Clorox. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

        The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. No provision has been made for U.S. income taxes or foreign withholding taxes on $0.7 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 31, 2013 due to existing tax law and the Company's intention to indefinitely reinvest these earnings outside the U.S. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the Company's U.S. entity, the Company would be subject to additional U.S. income taxes and foreign withholding taxes would be reduced by available foreign tax credits.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Retirement Income and Health Benefit Plans

Defined Contribution Plans

        The Company established a defined contribution plan in the United States for the Company's employees that contain two components, a 401(k) component and a profit-sharing component, which qualifies as a tax deferred savings plan under Section 401(k) of the IRC ("The Plan"). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The Plan provides for employer matching contributions to be made up to $1,000 per year and profit sharing contributions at the discretion of the Board of Directors. The Company's aggregate cost of the defined contribution plans was (in thousands):

Year Ended
December 31, 2013	December 31, 2012	December 31, 2011
$804	$1,622	$1,137

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

        The Company does not allocate its cost of products sold—acquisition related, acquisition related charges, amortization of intangible assets or interest expense between its North America and International segments but includes them in the tables below under Corporate in order to reconcile the North America and International segments' performance to the Company's Statements of Comprehensive Loss. All intersegment sales are eliminated and are not included in the Company's reportable segments' net sales.

        The following summarizes the financial performance of the Company's operating segments (in thousands):

	Year ended December 31, 2013
	North America	International	Corporate	Consolidated
Net sales	$215,165	$74,791	$—	$289,956
Earnings (loss) before income taxes	52,118	8,549	(84,812)	(24,145)
Capital expenditures	3,848	457	—	4,305
Depreciation and amortization	6,133	841	36,788	43,762
Share based compensation	266	24	—	290

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

	Year ended December 31, 2012
	North America	International	Corporate	Consolidated
Net sales	$232,467	$74,001	$—	$306,468
Earnings (loss) before income taxes(1)	48,909	(16,162)	(85,588)	(52,841)
Capital expenditures	6,481	1,217	—	7,698
Depreciation and amortization	5,622	431	36,701	42,754
Share based compensation	256	10	—	266

(1)
During the fourth quarter of 2012, the Company recorded a $24.1 million non-cash impairment charge on goodwill allocated to its Europe, Middle East and Africa reporting unit and its Australia and New Zealand reporting unit, both reporting units being included within the Company's international segment. See Notes 1 and 7.

	Year ended December 31, 2011
	North America	International	Corporate	Consolidated
Net sales	$212,114	$69,203	$—	$281,317
Earnings (loss) before income taxes	33,327	27,553	(90,253)	(29,373)
Capital expenditures	11,986	1,025	—	13,011
Depreciation and amortization	7,454	1,107	36,701	45,262
Share based compensation	256	10	—	266

        The following is a summary of sales by product categories for the Company's North America segment (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
North America:
Appearance products	$160,180	$171,592	$152,035
Performance chemicals products	54,985	60,875	60,079

Total net sales	$215,165	$232,467	$212,114

        The Company has not historically tracked net sales by product categories for its International segment.

        The Company has three products that have accounted for 10% or more of total net sales:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Armor-All wipes	18%	17%	18%
Armor-All protectant	21%	22%	26%
STP fuel and oil additives	16%	18%	19%

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

        The Company has operations in the United States and abroad, including Canada, Europe, Australia and other international locations. Net sales based on geography are summarized as follows (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
U.S.	$194,745	$210,086	$191,436
Canada	20,420	22,381	20,678
Europe	25,229	24,518	22,270
Australia and rest of world	49,562	49,483	46,933

Total net sales	$289,956	$306,468	$281,317

        Long lived, tangible assets based on geography are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
U.S.	$26,095	$28,079
Rest of world	2,841	3,394

Total long lived tangible assets	$28,936	$31,473

        The Company does not allocate intangible assets or debt and its associated deferred financing costs to its North America and International segments but includes them as Corporate balance sheet items. The following summarizes total assets of the Company's operating segments (in thousands):

	December 31, 2013	December 31, 2012
North America	$123,964	$128,461
International	30,823	30,424
Corporate	677,460	721,872

Total assets	$832,247	$880,757

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$14,843	$—	$6,410	$—	$21,253
Accounts receivable	78	44,885	17,247	—	62,210
Inventory	—	24,553	9,490	—	34,043
Other current assets	53,853	(45,072)	1,009	—	9,790

Total current assets	68,774	24,366	34,156	—	127,296
Property, plant and equipment	8,061	18,037	2,838	—	28,936
Goodwill	—	310,576	48,250	—	358,826
Intangible assets	—	276,461	38,198	(1,189)	313,470
Investment in subsidiaries	647,107	115,394	—	(762,501)	—
Other assets	3,632	87	—	—	3,719

Total assets	$727,574	$744,921	$123,442	$(763,690)	$832,247

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$169	$5,103	$2,856	$—	$8,128
Accrued expenses and other current liabilities	10,063	8,263	5,129	—	23,455
Due to Clorox	69	23	(1)	—	91
Due to Parent	745	—	—	—	745
Notes payable, current portion	71	—	—	—	71

Total current liabilities	11,117	13,389	7,984		32,490
Notes payable, less current portion and discount	553,511	—	—	—	553,511
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	84,425	64	—	89,610

Total liabilities	572,249	97,814	8,048	—	678,111
Shareholder's equity	155,325	647,107	115,394	(763,690)	154,136

Total liabilities and shareholder's equity	$727,574	$744,921	$123,442	$(763,690)	$832,247

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$235,897	$75,557	$(21,498)	$289,956
Cost of products sold	—	124,194	55,353	(21,498)	158,049

Gross profit	—	111,703	20,204	—	131,907
Operating expenses:
Selling and administrative expenses	19,316	10,903	10,475	—	40,694
Advertising costs	—	21,549	6,238	—	27,787
Research and development costs	—	2,463	11	—	2,474
Amortization of acquired intangible assets	—	30,181	6,607	—	36,788

Total operating expenses	19,316	65,096	23,331	—	107,743

Operating (loss) profit	(19,316)	46,607	(3,127)	—	24,164
Non-operating expenses (income):
Interest expense	48,015	1	8	—	48,024
Other (income) expense	(72)	82	275	—	285

(Loss) earnings before income taxes	(67,259)	46,524	(3,410)	—	(24,145)
(Benefit) provision for income taxes	(19,194)	8,045	374	—	(10,775)
Equity earnings (loss) of subsidiaries, net of taxes	34,695	(3,784)	—	(30,911)	—

Net (loss) earnings	$(13,370)	$34,695	$(3,784)	$(30,911)	$(13,370)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	(9,389)	(9,389)	(9,389)	18,778	(9,389)

Comprehensive (loss) income	$(22,759)	$25,306	$(13,173)	$(12,133)	$(22,759)

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net earnings (loss)	$(13,370)	$34,695	$(3,784)	$(30,911)	$(13,370)
Adjustments:
Depreciation and amortization	6,066	34,194	7,586	—	47,846
Share based compensation	290	—	—	—	290
Deferred income taxes	765	(15,589)	41	—	(14,783)
Equity (loss) earnings of subsidiaries, net of taxes	(34,695)	3,784	—	30,911	—
Other	—	75	(12)	—	63
Cash effect of changes, net of acquisition effects, in:
Receivables	27	4,750	4,178	—	8,955
Inventory	—	7,165	2,111	—	9,276
Due from Clorox	69	—	(115)	—	(46)
Other current assets	(5,782)	6,709	(146)	—	781
Prepaid taxes	1,215	—	—	—	1,215
Accounts payable and accrued liabilities	(3,052)	(2,717)	(4,853)	—	(10,622)
Intercompany	66,019	(70,338)	2,981	—	(1,338)

Net cash provided by operating activities	17,552	2,728	7,987	—	28,267

Cash flows from investing activities:
Capital expenditures	(1,136)	(2,728)	(441)	—	(4,305)
Acquisition, net	—	—	(3,084)	—	(3,084)

Net cash used in investing activities	(1,136)	(2,728)	(3,525)	—	(7,389)

Cash flows from financing activities:
Borrowings under revolver	23,000	—	—	—	23,000
Payments on revolver	(23,000)	—	—	—	(23,000)
Principal payments on notes payable and other	(3,000)	—	(611)	—	(3,611)
Advance from Parent	(50)	—	—	—	(50)

Net cash used in financing activities	(3,050)	—	(611)	—	(3,661)

Effect of exchange rate on cash	—	—	(170)	—	(170)

Net increase in cash	13,366	—	3,681	—	17,047
Cash at beginning of period	1,477	—	2,729	—	4,206

Cash at end of period	$14,843	$—	$6,410	$—	$21,253

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited)

        The following table presents selected unaudited financial information for the eight quarters in the two year period ended December 31, 2013. The Company's business is moderately seasonal. Sales are typically higher in the first half of the calendar year as the Company's customers purchase stock for the spring and summer seasons when weather is warmer in the northern hemisphere than in the fall and winter months. This pattern is largely reflective of our customers' seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and sell less strongly if weather is cold and wet. For these reasons, among others, the Company's results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance (in thousands).

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$74,413	$80,075	$71,007	$64,461
Gross profit	33,928	37,736	32,524	27,719
Income from operations	10,939	4,093	6,102	3,030
Net loss	(506)	(5,286)	(2,275)	(5,303)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$86,396	$82,695	$68,348	$69,029
Gross profit	43,306	38,565	28,620	28,407
Income (loss) from operations(1)	15,206	3,683	27	(22,425)
Net earnings (loss)	1,106	(4,103)	(9,773)	(33,031)

(1)
During the fourth quarter of 2012, the Company recorded a $24.1 million non-cash impairment charge on goodwill allocated to its Europe, Middle East and Africa reporting unit and its Australia and New Zealand reporting unit. See Notes 1 and 7.

Note 20—Subsequent Events

        On March 17, 2014, the Company paid $10.0 million to acquire a non-controlling equity interest in IDQ Acquisition Corp. ("IDQ") and also paid $1.2 million in transaction fees and closing costs. The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction. On the same date, Parent acquired a controlling equity interest in IDQ. In connection with the investment the Company entered into a Shared Services and Supply Agreement (the "Shared Services Agreement") with IDQ and Parent pursuant to which certain products and services will be provided on an arm's-length basis by one party to another, as agreed by the Company and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and us. In anticipation of the IDQ investment, on March 11, 2014, the Company entered into an amendment of the Credit Facility revising a defined term, Consolidated EBITDA. Consolidated EBITDA is used in the calculation certain financial condition covenants under the Credit Facility. The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA fees and expenses incurred for the Company's investment in IDQ Acquisition Corp., the Company's implementation of a management services agreement with IDQ Acquisition Corp. and the Company's pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2013, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Item 9B.    Other Information

        On May 30, 2013, the Board of Directors of Armored AutoGroup Inc. (the "Company") promoted Guy J. Andrysick from Executive Vice President, Sales & Marketing, to Executive Vice President and Chief Operating Officer. In this new role, Mr. Andrysick oversees Company research and development, operations, and sales and marketing. In connection with his new responsibilities, Mr. Andrysick's annual salary was increased to $408,750 and his option grant was increased by 350,000 options.

        Pursuant to the Advisory Services and Monitoring Agreement, Avista Capital Holdings is entitled to an annual fee of $1.0 million as consideration for ongoing advisory services. For additional information concerning compensation of Avista Capital Holdings, see Item 13. "Certain Relationships and Related-Party Transactions, and Director Independence" and "Advisory services and monitoring agreement."

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of immediately following the closing of the IDQ Acquisition. Armored AutoGroup Parent Inc. ("Parent") is our parent company, and our Board of Directors (the "Board of Directors") mirrors the board of directors of Parent.

Name	Age	Position
David P. Lundstedt	61	Chairman, President and Chief Executive Officer
J. Andrew Bolt	56	Executive Vice President and Chief Financial Officer
Guy J. Andrysick	52	Executive Vice President and Chief Operating Officer
David F. Burgstahler	45	Director
David Durkin	45	Director
Jackson Phillips	33	Director
Allen Yurko	62	Director
Michael Klein	56	Director
Christian Michalik	45	Director

        David P. Lundstedt is the Chairman and a member of our Board of Directors and President and Chief Executive Officer, a position he has held since November 2010. Prior to joining us, Mr. Lundstedt was president of Sun Products (a merger of Huish detergents and the Unilever North American laundry business) from September 2008 to January 2010. From February 2008 to September 2008, he served as President and Chief Executive Officer of Huish Detergents. Mr. Lundstedt has had a career extending over 30 years in the automotive aftermarket industry, including serving as President of the Consumer Products division of Honeywell International from 1997 to 2007 and as President and CEO of Prestone Products Corporation from 1994 to 1997. He serves on the board of directors of AireDock Systems. Mr. Lundstedt graduated with a Bachelor degree in Business and Marketing from the University of Illinois. Mr. Lundstedt was chosen as Chairman of Parent and our Board of Directors because of his extensive experience in the consumer products industry in senior positions. His prior leadership roles at consumer products companies provides him with key experience in the consumer products industry and contributes to his ability to make strategic decisions with respect to our business.

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

        Guy J. Andrysick is Executive Vice President and Chief Operating Officer, a position he has held since May 2013. Prior to this and since joining us in January 2011 he held the position of Executive Vice President of Sales & Marketing. Prior to joining us, Mr. Andrysick was Senior Vice President for Honeywell's Consumer Products Group, a division of Honeywell International Inc. Mr. Andrysick joined the division of AlliedSignal that ultimately became Honeywell's Consumer Products Group in 1997. At Honeywell, Mr. Andrysick managed approximately 150 employees and was responsible for the marketing and sales of its automotive aftermarket products brands including Prestone ®, Fram ® and Autolite ®. He holds a B.S. in Business Administration from Wake Forest University.

        David F. Burgstahler is a Director and the Chairman of our Compensation Committee. He was a founding partner of Avista in 2005 and, since 2009, has been President of Avista. Prior to forming Avista, he was a partner of DLJ Merchant Banking ("DLJMB"). He was at DLJ Investment Banking from 1995 to 1997 and at DLJMB from 1997 through 2005. Prior to that, he worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He currently serves as a Director of AngioDynamics (Nasdaq: ANGO), ConvaTec, INC Research Holdings, Inc., Lantheus Medical Imaging, Strategic Partners, Inc., Vertical/Trigen Holdings, LLC and Visant Corporation. He previously served as a Director of a number of public and private companies, including Warner Chilcott plc (Nasdaq: WCRX) and BioReliance Holdings, Inc. He holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and an M.B.A. from Harvard Business School. Mr. Burgstahler was chosen as a Director of Parent because of his strong finance and management background, with over 18 years in banking and private equity finance. He has extensive experience serving as a director for a diverse group of private and public companies.

        David Durkin is a Director and the Chairman of our Audit Committee. He was one of the founding partners of Avista in 2005. Prior to forming Avista, Mr. Durkin was a partner of DLJMB. Mr. Durkin was at DLJ Investment Banking from 1996 to 2000 and DLJMB from 2000 to 2005. Prior to joining DLJ Investment Banking, Mr. Durkin worked as a public accountant for Arthur Andersen where he achieved the designation of CPA. Mr. Durkin currently serves as a Director of IWCO, Strategic Partners and Top-Co. He previously served as a Director of Anthony International, Arcade Marketing, Frontier Drilling ASA, Merrill Corporation, Prometheus Laboratories and Seabulk International. Mr. Durkin received a B.A. in Economics from Stanford University and an M.B.A. from The Wharton School. Mr. Durkin was chosen as a Director of Parent because of his strong finance, accounting and management background, with over 16 years in investment banking and private equity, and his experience serving as director of public and private companies.

        Jackson Phillips is a Director and member of our Audit Committee. He is a Principal of Avista and was a founding member of Avista in 2005. Prior to forming Avista, Mr. Phillips was an investment professional with DLJ Merchant Banking during 2005. He also worked in the investment banking division of JP Morgan from 2002 to 2004. Mr. Phillips currently serves as a director for Zest Anchors and previously served as a director of Anthony International. Mr. Phillips holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School. Mr. Phillips was chosen as a director of the Company because of his strong finance and management background, with over 10 years in investment banking and private equity.

        Allen Yurko is a Director and member of our Compensation Committee. He joined Avista in July 2010, where he is an Industrials Industry Executive, focused on investing in growth oriented industrial and business services companies. Prior to joining Avista, Mr. Yurko was an Industrial Partner at DLJMB from May 2007 to June 2010. From February 2002 to May 2007, he worked at Compass Partners, where he served as an Operating Partner and Director. Mr. Yurko was also the Chairman of three successful Compass Partners buy-outs; SSD Drives plc, FlaktWoods Ag, and Eco Group SpA. Mr. Yurko's public company career spans nearly 25 years, including early management positions with Eaton Corporation and Joy Manufacturing Company in the United States. His prior experience includes serving as Chief Executive Officer of both UK Industrials Group Siebe plc (London) and Invensys plc. He has served as a Director of 22 other public and private companies in 7 different countries and is currently on the Board of Directors of Guala Closures SpA and is Chairman of the Board of Top-Co Inc. and Telular Inc. Mr. Yurko holds a Bachelors of Business from Lehigh University and an M.B.A. from Baldwin- Wallace College. Mr. Yurko was chosen as a Director of Parent because of his extensive experience as an operator of a variety of industrial businesses, many of which had consumer facing components. He also has valuable financial experience after having served as the Chief Financial Officer and in other finance roles at several companies.

        On March 17, 2014, Michael Klein was appointed as a member of our Board of Directors. Mr. Klein will become our Chief Executive Officer effective March 24, 2014. Mr. Klein previously was President, Chief Executive Officer and a Director of IDQ Holdings, Inc. Mr. Klein joined IDQ Holdings, Inc. in 2007 and led its merger with EF Products and the subsequent facility move to Garland, Texas. Mr. Klein formerly served as Chief Executive Officer of Murray's Discount Auto Stores, a 100+ store chain based out of Belleville, Michigan and now part of O'Reilly Auto Parts. Mr. Klein worked for Murray's Discount Auto Stores from 1978 to early 2005 in various capacities, including Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President and Chairman of the Board. Prior to joining Murray's Discount Auto Stores, Mr. Klein was a Certified Public Accountant and Certified Financial Planner with the Michigan accounting firm of Gordon & Company. Mr. Klein graduated (with High Distinction) in 1979 from Wayne State University in Detroit and holds a B.S. in Business Administration.

        On March 17, 2014, Cristian Michalik was appointed as a member of our Board of Directors. Mr. Michalik is a Managing Director of Kinderhook Industries and has been a director of IDQ Holdings Inc. since 2012. From 1999 through 2003, Mr. Michalik was a partner at Soros Private Equity Partners, a multi-billion dollar leveraged buyout fund sponsored by George Soros. From 1996 to 1999, Mr. Michalik was an investment manager with Capital Resource Partners, a middle market growth mezzanine investment firm based in Boston, MA. Prior to Capital Resource Partners, Mr. Michalik was an associate at Colony Capital, a real estate investment firm in Los Angeles. Mr. Michalik began his career as an M&A analyst at Salomon Brothers, Inc. Mr. Michalik graduated from Yale University and received his MBA with Distinction from Harvard Business School. Mr. Michalik serves on the Board of Directors of Wellcare Health Plans, Inc., Longevity Alliance and several other privately-held companies. He is also the Chairman of Clinical Research Advantage, Global Health and E4 Health. He has relevant investment experience in healthcare services, business services and light manufacturing. Mr. Michalik was chosen as a Director because of his extensive background in mergers and banking, and his experience serving as director of several other public and private companies.

Board of Directors

        The Board of Directors is responsible for the management of our business. In connection with the closing of the IDQ Acquisition, the size of the Board of Directors was increased to seven members. The composition of our Board of Directors mirrors that of Parent's board of directors. Pursuant to the Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), dated as of March 17, 2014 by and among Parent, Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and IDQ's former stockholders, described in Part III. Item 13—Certain Relationships and Related Transactions, and Director Independence Avista has the right to appoint five members of the Parent's board of directors. Pursuant to the Stockholders Agreement, KI-IDQ 2012 Holdings, LLC has the right to appoint one member of the Parent's board of directors so long as it (or its permitted transferees) continues to own 50% of the shares of Parent's capital stock it received in the IDQ Acquisition. Our then current Chief Executive Officer shall also serve as a member of the Board of Directors. Messrs. Burgstahler, Durkin, Phillips and Yurko were appointed by Avista pursuant to the Stockholders Agreement and, once Mr. Lundstedt ceases to serve as our CEO, Mr. Lundstedt will be appointed by Avista pursuant to the Stockholders Agreement. KI-IDQ 2012 Holdings, LLC appointed Mr. Michalik to serve on the Parent's board of directors pursuant to the Stockholders Agreement.

        Although not formally considered by the Board of Directors because our securities are not registered or traded on any national securities exchange, we believe that Mr. Michalik would be considered independent for the Board of Directors purposes based upon the listing standards of the New York Stock Exchange.

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

Item 11.    EXECUTIVE COMPENSATION

        The following discussion and tabular disclosure describes the material elements of compensation for our most highly compensated executive officers as of December 31, 2013 (collectively our named executive officers). Our named executive officers for 2013 were:

  •
  David P. Lundstedt, Chairman, President and Chief Executive Officer

  •
  J. Andrew Bolt, Executive Vice President and Chief Financial Officer

  •
  Guy J. Andrysick, Executive Vice President and Chief Operating Officer

  Employment Agreements and Arrangements

        The only named executive officer for which we have an employment agreement is Mr. Lundstedt.

        The term of the employment agreement was the two years following the Acquisition, with automatic extensions for one-year periods unless either Mr. Lundstedt or we elect not to renew. Pursuant to the employment agreement, so long as Mr. Lundstedt continues to serve as our Chief Executive Officer and Chairman of our Board of Directors, he will receive $650,000 in annual base salary, subject to any increases in base salary as may be determined from time to time at the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Lundstedt shall be eligible to receive an annual bonus award of at least 75% of his base salary based upon the achievement of certain performance targets. Mr. Lundstedt is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other senior executives.

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

        In conjunction the IDQ Investment and the IDQ Acquisition, we entered into a Shared Services and Supply Agreement (the "Shared Services Agreement") with Parent, IDQ Acquisition Corp ("IDQ") and its subsidiaries. Pursuant to the Shared Services Agreement, among other things, AAG will be responsible for a portion of the compensation costs, severance and benefits costs and expenses (attributable to AAG as determined by Parent) associated with Mr. Klein's and Mr. Rooney's employment agreements.

        Mr. Klein's employment agreement provides for an initial term of one year following the IDQ Acquisition, with automatic one day extensions such that the remaining term is always not less than one year. Pursuant to the employment agreement, so long as Mr. Klein continues to serve as our Chief Executive Officer, he will receive $650,000 in annual base salary, subject to any increases in base salary as may be determined from time to time in the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Klein shall be eligible to receive an annual bonus award with the target amount of such bonus equal to 100% of his base salary, subject to the achievement of specified performance targets. Mr. Klein is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other employees.

        If (i) Parent terminates Mr. Klein for cause, (ii) Mr. Klein resigns without good reason, (iii) Mr. Klein's employment terminates as a result of his death or (iv) Parent terminates Mr. Klein for his inability to perform the material duties of his employment for a continuous period of 90 days or an aggregate period of 150 days during any consecutive 365 day period due to his incapacity due to physical or mental injury, infirmity or incapacity, then he will be entitled to receive: (a) his base salary through the date of termination; (b) accrued but unused vacation time as of the date of such termination; and (c) reimbursement for any unreimbursed business expenses properly incurred by Mr. Klein prior to termination.

        If (i) Parent terminates Mr. Klein without cause or (ii) Mr. Klein resigns with good reason, then he will be entitled to receive: (a) cash severance equal to one year of base salary, commencing on the first payroll period on or following the 60th day after the date of termination, (b) a pro-rated bonus, (c) accrued but unused vacation time as of the date of such termination, (d) any properly incurred but unreimbursed business expenses through the date of such termination, (e) if Mr. Klein so timely elects, continued health benefits (to the extent permitted under applicable law and the applicable plan) through the first anniversary of the date of termination at Parent's expense, subject to continued copayment of premiums at the same level and cost to Mr. Klein as if Mr. Klein was an employee of the Company.

        If Parent terminates Mr. Klein because Parent has failed to meet at least 90% of the budgeted EBITDA over a consecutive 18-month period, then Mr. Klein will be entitled to receive: (a) cash severance payments equal to six months of his base salary, commencing on or following the 60th day after the date of termination, (b) accrued but unused vacation time as of the date of such termination, and (c) any properly incurred but unreimbursed business expenses through the date of such termination.

        Mr. Klein shall only be entitled to receive the benefits described in the above (except for terminations for cause or death or disability) to the extent that he executes an effective general release of claims against us.

        Mr. Klein's employment agreement further contains the following restrictive covenants: (a) confidentiality covenant; (b) non-solicitation covenant for the employment period and 36 months following termination with respect to customers or suppliers of Parent and its current and future subsidiaries (the "Parent Group") who have been customers or suppliers of the Parent Group within 24 months prior to Mr. Klein's termination; (c) non-solicitation covenant for the employment period and 36 months following termination with respect to employees of the Parent Group who have been employed by the Parent Group within 12 months prior to any solicitation; (d) 36-month post-termination non-competition covenant covering current and potential business of the Parent Group; (e) non-disparagement covenant; and (f) employee inventions covenant.

        In connection with the IDQ Acquisition, in his capacity as a former stockholder of IDQ, Michael Klein received consideration equal to (i) approximately $2.4 million in cash, (ii) 803,731 shares of Parent's common stock and (iii) 188 shares of Parent's Series A Preferred Stock.

        Gerard Rooney was appointed as Executive Vice President, Operations effective March 24, 2014. Prior to that, Mr. Rooney was Chief Financial Officer of IDQ Holdings, Inc., which he joined in March 2002 as Chief Financial Officer. Mr. Rooney served as President of Interdynamics, Inc. before the merger of IDQ with EF Products in 2007 and was instrumental in IDQ's growth and development of key strategic initiatives. Prior to joining IDQ, Mr. Rooney was a Divisional Chief Financial Officer at Pennzoil-Quaker State Corporation, where, in addition to his duties as Chief Financial Officer, he also managed the integration of Medo Industries following its acquisition by Pennzoil-Quaker State. Prior to Pennzoil-Quaker State, Mr. Rooney was an investment fund controller at Stratum Group LP, a New York based financial services firm, was Financial Controller at Lotepro Corporation, a subsidiary of the German-based Linde AG, served in several senior financial positions with Amerada Hess Corporation, and was an auditor at KPMG Peat Marwick. Mr. Rooney is a Certified Public Accountant and holds his B.B.A. in Accounting from Pace University.

        Mr. Rooney entered into an employment agreement with IDQ Acquisition Corp. on May 10, 2010. Pursuant to the Shared Services Agreement, AAG will be responsible for its pro rata portion of the compensation costs associated with Mr. Rooney's employment agreement.

        Mr. Rooney's employment agreement provides for an initial term of one year, with automatic one day extensions such that the remaining term is always not less than one year. Pursuant to the employment agreement, so long as Mr. Rooney continues to serve as our Vice President of Operations, he will receive an annual base salary, currently $303,400, subject to any increases in base salary as may be determined from time to time in the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Rooney shall be eligible to receive an annual bonus award with the target amount of such bonus equal to 50% of his base salary, subject to the achievement of specified performance targets. Mr. Rooney is also entitled to certain other benefits under his existing employment agreement.

        If (i) IDQ terminates Mr. Rooney for cause, (ii) Mr. Rooney resigns without good reason, (iii) Mr. Rooney's employment terminates as a result of his death or (iv) Parent terminates Mr. Rooney for his inability to perform the material duties of his employment for a continuous period of 90 days or an aggregate period of 150 days during any consecutive 365 day period due to his incapacity due to physical or mental injury, infirmity or incapacity, then he will be entitled to receive: (a) his base salary through the date of termination; (b) accrued but unused vacation time as of the date of such termination; and (c) reimbursement for any unreimbursed business expenses properly incurred by Mr. Rooney prior to termination.

        If (i) IDQ terminates Mr. Rooney without cause or (ii) Mr. Rooney resigns with good reason, then he will be entitled to receive: (a) cash severance equal to the base salary that would otherwise be paid to Mr. Rooney for the remainder of the term (not to exceed one year base salary) had Mr. Rooney not otherwise terminated employment, commencing on the first payroll period on or following the 60th day after the date of termination, (b) a pro-rated bonus, (c) accrued but unused vacation time as of the date of such termination, (d) any properly incurred but unreimbursed business expenses through the date of such termination, (e) reimbursement of his COBRA premiums through the first anniversary of the date of termination.

        If IDQ terminates Mr. Rooney because IDQ has failed to meet at least 90% of the budgeted EBITDA over a consecutive 18-month period, then Mr. Rooney will be entitled to receive: (a) cash severance payments equal to six months of his base salary, commencing on or following the 60th day after the date of termination, (b) accrued but unused vacation time as of the date of such termination, (c) reimbursement of his COBRA premiums through the first anniversary of the date of termination and (d) any properly incurred but unreimbursed business expenses through the date of such termination.

        Mr. Rooney shall only be entitled to receive the benefits described in the above (except for terminations for cause or death or disability) to the extent that he executes an effective general release of claims against us.

        Mr. Rooney's employment agreement further contains the following restrictive covenants: (a) confidentiality covenant; (b) non-solicitation covenant for the employment period and 36 months following termination with respect to customers or suppliers of IDQ or any of its subsidiaries or affiliates (the "Company Group") who have been customers or suppliers of the Company Group within 24 months prior to Mr. Rooney's termination; (c) non-solicitation covenant for the employment period and 36 months following termination with respect to employees of the Company Group who have been employed by the Company Group within 12 months prior to any solicitation; (d) 36-month post-termination non-competition covenant covering current and potential business of the Company Group; (e) non-disparagement covenant; and (f) employee inventions covenant.

        In connection with the IDQ Acquisition, in his capacity as a former stockholder of IDQ, Gerard Rooney received consideration equal to (i) approximately $1.7 million in cash, (ii) 551,077 shares of Parent's common stock and (iii) 129 shares of Parent's Series A Preferred Stock.

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

  •
  long-term equity incentives in the form of stock options; and

  •
  a 401(k) qualified defined contribution plan with a dollar-for-dollar (100%) employer match, up to $1,000 per year, and a contribution of up to 10% of annual base salary to the plan to all eligible U.S.-based employees.

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

        The primary measurement used to determine bonus awards is consolidated earnings before interest, tax, depreciation and amortization ("EBITDA"). All participants will have a minimum of 50% of their bonus based on EBITDA. Based on position responsibilities, individual plan design may also contain additional target metrics. EBITDA may be adjusted by the Board of Directors to exclude the impact of non-recurring items.

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

        The Compensation Committee must approve the proposed bonus payout subsequent to the finalization of year end results. Bonus awards will be paid within a reasonable period of time following such approval. Payment of any bonus amount related to performance in excess of the Stretch Business Plan or 200% of a target bonus in a given year will be deferred until the next year. The deferred bonus will be deemed earned in the subsequent year if the Company achieves at least 90% of the actual Base Business Plan EBITDA from the prior year. If the deferred bonus is earned, it will be paid in conjunction with the subsequent year bonus or as approved by the Compensation Committee. If the subsequent year of EBITDA is less than 90% of the prior year's actual EBITDA, the deferred portion of the prior year's bonus is forfeited. Deferred bonuses will earn interest at the Company's cash balance floating interest rate.

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

        In 2013, the Compensation Committee approved grants of options to Messr. Andrysick under the 2010 Equity Plan. The options have an exercise price not less than fair value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair value is determined reasonably and in good faith by the Board of Directors.

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

        The Time Vesting Options are granted to aid in retention. Consistent with this goal, the Time Vesting Options granted to Mr. Lundstedt vests ratably on the grant date over the following five years and are subject to forfeiture or acceleration upon the occurrence of certain events. The Performance

Vesting Options are intended to motivate the realization of financial returns in line with our equity investors' expectations. As such, our Performance Vesting Options vest upon the achievement of certain financial return targets for our equity investors.

        For additional information concerning the options awarded in 2013, see "—Summary Compensation Table" and "—Outstanding Equity Awards at 2013 Fiscal Year-End."

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

Tax and Accounting Implications

        We were not subject to Section 162(m) of the Internal Revenue Code, as amended in 2010. The Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies annually. Under Section 162(m), compensation paid to executive officers in excess of $1.0 million cannot be taken by us as a tax deduction unless the compensation qualifies as performance based compensation. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives' interests with those of our stockholders.

        The Compensation Committee operates its compensation programs with the good faith intention of complying with Section 409A of the Internal Revenue Code. We account for stock based payments with respect to our long-term equity incentive award programs in accordance with the requirements of Accounting Standards Codification 718.

Summary Compensation Table

        The following table sets forth certain information with respect to compensation for the years ended December 31, 2013 and 2012 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
David P. Lundstedt	2013	$650,000	$71,204	$—	$—	$28,056	(1)	$749,260
Chairman, President and	2012	650,000	—	—	—	27,556	(1)	677,556
Chief Executive Officer
J. Andrew Bolt	2013	331,500	34,835	—	—	26,876	(2)	393,211
Executive Vice President,	2012	326,500	—	—	—	81,626	(2)	408,126
Chief Financial Officer
Guy J. Andrysick	2013	389,519	44,463	31,872	—	27,009	(3)	492,863
Executive Vice President,	2012	356,394	—	—	—	26,448	(3)	382,842
Chief Operating Officer

(1)
Includes employer matched contributions to 401(k) plan of $1,000 each year ended December 31, 2013 and 2012; employer discretionary contributions to 401(k) plan of $25,000 and $24,500, respectively, for the years ended December 31, 2013 and 2012; life insurance premiums of $1,056 each year ended December 31, 2013 and 2012; and a credit of $1,000 for opting out of the Company's medical plan in each year ended December 31, 2013 and 2012. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

(2)
Includes employer match contributions to 401(k) plan of $1,000 in each of the years ended December 31, 2013 and 2012; employer discretionary contributions to 401(k) plan of $25,000 and $24,500 the years ended December 31, 2013 and 2012, respectively; and life insurance premiums of $876 in each of the years ended December 31, 2013 and 2012, respectively. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

(3)
Includes employer match contributions to 401(k) plan of $1,000 in each of the years ended December 31, 2013 and 2012; employer discretionary contributions to 401(k) plan of $25,000 and $24,500 in the years ended December 31, 2013 and 2012, respectively, and life insurance premiums of $1,009 and $948 in the years ended December 31, 2013 and 2012, respectively. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

Outstanding Equity Awards at 2013 Fiscal Year-End

        The following table includes certain information with respect to options held by the named executive officers as of December 31, 2013.

	Option Awards
Plan Category	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David P. Lundstedt:
Stock Options	1,060,000	4,240,000	$1.00	11/4/2020
J. Andrew Bolt:
Stock Options	282,667	1,837,333	1.00	11/14/2021
Guy J. Andrysick:
Stock Options	353,333	2,646,667	1.00	1/31/2021 and 5/20/2023

Option Exercises and Stock Vested in 2013

        The named executive officers did not exercise any options during 2013. We do not offer any stock awards, other than stock options, from which vesting would occur. During the year ended December 31, 2013, 1,060,000, 282,667 and 353,333 options were granted to Messrs. Lundstedt, Bolt and Andrysick vested, respectively.

2013 Pension Benefits

        We do not offer our executives or others a pension plan. Retirement benefits are limited in the U.S. to participation in our 401(k) plan with a dollar-for-dollar (100%) employer match up to $1,000 per year on any pre-tax or Roth 401(k) contributions. In addition, we may make additional payments to eligible employees under a profit sharing program. Retirement benefits outside of the U.S. offer an employer contribution, varying by country.

Potential Payment Upon Termination or Change in Control

        The information below describes and quantifies certain compensation that would become payable under certain named executive officer's employment agreements if, as of December 31, 2013, his employment had terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

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

2010 Equity Plan

        The Armored AutoGroup Parent Inc. 2010 Incentive Equity Plan and each individual Stock Option Agreement provides for accelerated vesting of both Time Vesting Options and Performance Vesting Options granted under the 2010 Equity Plan upon a change of control and, as to Performance Vesting Options, if net cumulative cash proceeds received by our investors exceed certain multiples of their initial investment. If such a change in control occurred on December 31, 2013, each named executive officer's unvested Time Vesting Options and Performance Vesting Options would immediately vest and become exercisable. The aggregate dollar value of unvested stock options held by such named executive officers on December 31, 2013 is as follows:

Name	Option Aggregate Dollar Value(1)
David P. Lundstedt	$—
J. Andrew Bolt	—
Guy J. Andrysick	—

(1)
The aggregate dollar value is the positive difference between the fair value of shares of common stock on December 31, 2013 based upon an internal valuation model and the per share exercise price of each option, multiplied by the number of shares subject to the unvested option.

Director Compensation

        Director compensation with regard to 2013 is as follows:

  •
  The compensation paid to Mr. Lundstedt, the Chairman of our Board of Directors, is reported in the Summary Plan Compensation Table as he was paid only in his capacity as Chairman, President and Chief Executive Officer during 2013 and 2012.

  •
  Mr. Burgstahler is a Partner of Avista and does not receive any direct compensation for his service as Director and Chairman of the Compensation Committee.

  •
  Mr. Durkin is a Partner of Avista and does not receive any direct compensation for his service as Director and Chairman of the Audit Committee.

  •
  Mr. Phillips is a Principal of Avista and does not receive any direct compensation for his service as Director and member of the Audit Committee.

  •
  Mr. Yurko is an Industrials Industry Executive of Avista and receives a quarterly director's fee of $12,500 for his service as Director and member of the Compensation Committee.

        Our directors are reimbursed for any expenses incurred in connection with their service.

        We pay Avista a management fee of $1.0 million plus out-of-pocket expenses annually pursuant to the Advisory Services and Management Agreement, dated as of November 5, 2010. See Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.

Compensation Committee Interlocks and Insider Participation

        During 2013, the members of our compensation committee were Messrs. Burgstahler and Yurko. Mr. Burgstahler is the President of Avista. Mr. Yurko is an Industry Executive of Avista. Avista provides us with advisory services pursuant to an advisory services and monitoring agreement and has entered into other transactions with us. See Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.

Compensation Committee Report

        Our compensation committee has reviewed and discussed the "Compensation Discussion and Analysis" section, as set forth above, by our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" section set forth above be included in this Annual Report on Form 10-K.

        Respectfully, submitted by the Compensation Committee of the Board of Directors.

  David Burgstahler
  Allen Yurko

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Principal Stockholders

        As of December 31, 2013, Parent indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Intermediate. Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and ACP Viking Co-Invest LLC (together, the "Avista Entities") collectively own approximately 99.3% of Parent's issued and outstanding capital stock. Avista Capital Partners II GP, LLC ultimately exercises voting and dispositive power over the shares held by the Avista Entities. Voting and disposition decisions at Avista Capital Partners II GP, LLC with respect to such shares are made by an investment committee, the members of which are Thompson Dean, Steven Webster, David Burgstahler and David Durkin In connection with the Acquisition, certain members of management and the Board of Directors purchased shares of Holdings' common stock equaling approximately 0.7% of Parent's issued and outstanding capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information as of December 31, 2013 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	20,506,250	(1)	$1.01	5,993,750
Equity compensation plans not approved by security holders	—		—	—

Total	20,506,250			5,993,750

(1)
Consists of stock options issued and outstanding, of which 2,827,168 were exercisable as of December 31, 2013.

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

        Other than agreements and other transactions entered into in connection with the Acquisition or the IDQ Investment and IDQ Acquisition as described below, since December 31, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved and in which any related person had or will have a direct or indirect material interest.

Shareholders agreement

        In connection with the Acquisition, Parent entered into a Stockholders Agreement with the Avista Entities and David Lundstedt, Allen Yurko and Charles McIlvaine, as Management Stockholders, dated November 5, 2010 (the "Stockholders Agreement"), which agreement was amended and restated on March 17, 2014 in connection with the closing of the IDQ Acquisition. The Stockholders Agreement governs the parties' respective rights, duties and obligations with respect to the ownership of Parent's securities including actions that require the approval of the Avista Entities, restrictions on the transferability of Parent's securities, tag-along and drag-along rights and obligations, pre-emptive rights, repurchase provisions, registrations rights or international rights. Each stockholder party thereto must vote their shares and take such actions to ensure that the composition of the Board of Directors is consistent with the terms of the Stockholders Agreement.

Advisory services and monitoring agreement

        In connection with the closing of the Acquisition, we entered into an advisory services and monitoring agreement with Avista Capital Holdings, L.P. ("Avista Capital Holdings"), dated as of November 5, 2010 (the "Advisory Services and Monitoring Agreement"), pursuant to which we paid Avista Capital Holdings a one-time closing fee equal to $13.5 million for the consulting and advisory and monitoring services to us, our subsidiaries and our parent companies, and reimbursed Avista for all of its fees and expenses incurred in connection with the Acquisition. In addition, the agreement provides for the payment of an annual fee equal to $1.0 million as consideration for ongoing advisory services. In the year ended December 31, 2013 we paid approximately $1.1 million under the Advisory Services and Monitoring Agreement. To the extent of any future transaction entered into by us or our affiliates, Avista Capital Holdings may be entitled to receive an additional fee that is reasonable and customary for the services it provides in connection with such future transaction. Avista received a $2.0 million transaction fee from Parent pursuant to the Advisory Services and Monitoring Agreement in connection with the closing of its IDQ Acquisition ($0.2 million of which was paid to Kinderhook Industries). In addition, we will pay directly, or reimburse Avista Capital Holdings for, its out-of-pocket expenses in connection with its performance of services under the Advisory Services and Monitoring Agreement.

Shared Services Agreement

        In connection with the IDQ Acquisition, we entered into the Shared Services Agreement with IDQ and its subsidiaries and Parent pursuant to which certain products and services to be agreed upon by the parties from time to time will be provided on an arm's-length basis by one party to another. Under the Shared Services Agreement, we are responsible for our pro-rata portion of the compensation costs due to certain of our executives under their employment agreements or otherwise. Transactions under the Shared Services Agreement are required to be, in aggregate, fair and reasonable to us.

Consulting Agreements

        Mr. Klein is the sole member of Las Colinas Investments, LLC, which is entitled to receive $125,280 per annum from IDQ Operating, Inc. pursuant to, and subject to the terms and conditions of, the consulting Agreement, dated as of January 28, 2013, as amended, subject to an aggregate cap of $360,000 following April 1, 2014. Mr. Rooney is the sole member of Windy Hill Investments LLC, which is entitled to receive $83,250 per annum from IDQ Operating, Inc. pursuant to, and subject to the terms and conditions of, the consulting Agreement, dated as of January 28, 2013, as amended, subject to an aggregate cap of $240,000 following April 1, 2014. Pursuant to the Shared Services Agreement, AAG will be responsible for a portion of the costs and expenses (attributable to AAG as determined by Parent) associated with such consulting agreements.

Consideration Received in the IDQ Acquisition

        In connection with the IDQ Acquisition, in their capacities as former stockholders of IDQ, Michael Klein and Gerard Rooney received consideration equal to (i) approximately $2.4 million and $1.7 million in cash, respectively, (ii) 803,731 and 551,077 shares of Parent's common stock, respectively and (iii) 188 and 129 shares of Parent's Series A Preferred Stock, respectively.

Transaction Advisory Fee

        In consideration for services rendered in connection with the IDQ investment, Mr. Yurko received a transaction fee equal to $250,000.

Director Independence

        The Board of Directors is responsible for the management of our business. In connection with the closing of the IDQ Acquisition, the size of the Board of Directors was increased to seven members. The composition of our Board of Directors mirrors that of Parent's board of directors. Pursuant to the Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), dated as of March 17, 2014, by and among Parent, Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and IDQ's former stockholders, described in Part III. Item 13—Certain Relationships and Related Transactions, and Director

Independence, Avista has the right to appoint five members of Parent's board of directors. Pursuant to the Stockholders Agreement, KI-IDQ 2012 Holdings, LLC has the right to appoint one member of Parent's board of directors so long as it (or its permitted transferees) continues to own 50% of the shares of Parent's capital stock it received in the IDQ Acquisition. Our then current Chief Executive Officer shall also serve as a member of the Board of Directors. Messrs. Burgstahler, Durkin, Phillips and Yurko were appointed by Avista pursuant to the Stockholders Agreement and, once Mr. Lundstedt ceases to serve as our CEO, Mr. Lundstedt will be appointed by Avista pursuant to the Stockholders Agreement. KI-IDQ 2012 Holdings, LLC appointed Mr. Michalik to serve on Parent's board of directors pursuant to the Stockholders Agreement.

Although not formally considered by the Board of Directors because our securities are not registered or traded on any national securities exchange, we believe that Mr. Michalik would be considered independent for the Board of Directors purposes based upon the listing standards of the New York Stock Exchange.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the aggregate fees billed by Ernst & Young LLP during the fiscal years ended December 31, 2013 and 2012.

	2013	2012
Fees Billed:
Audit Fees	$849,692	$838,000
Audit-Related Fees	16,684	—
Tax Fees	895,916	1,273,000
All Other Fees	1,980	1,000

Total	$1,764,272	$2,112,000

        Audit Fees include fees for professional services rendered for the consolidated audit and quarterly reviews of the Company's financial statements, assistance and review of the Company's Registration Statement, consent in connection with the Registration Statement, international statutory audits, accounting consultations billed as audit services and other accounting and financial reporting consultation and research work necessary to comply with the standards of the Public Company Accounting Oversight Board.

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

ITEM 15.    EXHIBITS

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.		DESCRIPTION
2.1		Purchase and Sale Agreement, dated September 21, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and The Clorox Company (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

2.2		Amendment No. 1 to Purchase and Sale Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and The Clorox Company (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

3.1		Amended and Restated Certificate of Incorporation of Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

3.2	*	Amended and Restated Bylaws of Armored AutoGroup Inc. (formerly Viking Acquisition Inc.).

4.1		Indenture, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.2		Supplemental Indenture, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.3		Registration Rights Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and J.P. Morgan Securities LLC, for itself and on behalf of the Initial Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.4		Joinder to Registration Rights Agreement, dated November 5, 2010, by STP Products Manufacturing Company and The Armor All / STP Products Company (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.5	*	Amended and Restated Stockholders Agreement, dated March 17, 2014, by and among Armored AutoGroup Parent Inc. (former Viking Parent Inc.), Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, L.P., KI-IDQ 2012 Holdings, LLC and the other parties thereto.

10.1	†	Employment Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and David P. Lundstedt (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

EXHIBIT NO.		DESCRIPTION
10.2	†	Consulting Letter Agreement dated November 5, 2010, by Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) and accepted by Allen Yurko (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.3	†	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.4		Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.5		Amended and Restated Credit Agreement, dated March 16, 2011, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), as borrower, Armored AutoGroup Intermediate Inc. (formerly Viking Intermediate Inc.), the several lenders from time to time parties thereto, Natixis, New York Branch, as Syndication Agent, Royal Bank of Canada, as Documentation Agent, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.6		First Amendment, dated as of September 28, 2012, to the Amended and Restated Credit Agreement, dated as of March 16, 2011, among Armored AutoGroup Intermediate Inc., Armored AutoGroup Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form S-4, File No. 333-180736, filed on October 1, 2012).

10.7		Guarantee and Collateral Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), Armored AutoGroup Intermediate Inc. (formerly Viking Intermediate Inc.) and certain of its subsidiaries party thereto, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.8	†	Employment Separation Agreement and Release, dated December 31, 2011, by and among Armored AutoGroup Inc. and Derek Gordon (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.9		Shared Services and Supply Agreement, dated March 17, 2014, by and among Armored AutoGroup Parent Inc., Armored AutoGroup Inc., IDQ Acquisition Corp., IDQ Holdings, Inc. and IDQ Operating, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on March 17, 2014).

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	Subsidiaries of the registrant

31.1	*	Certificate by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certificate by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.		DESCRIPTION
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial statements from Armored AutoGroup's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 19, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders' Equity and (iv) the Notes to Consolidated Financial Statements.

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

ARMORED AUTOGROUP INC.
Dated: March 19, 2014	/s/ DAVID P. LUNDSTEDT
	Name:	David P. Lundstedt
	Title:	Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. LUNDSTEDT David P. Lundstedt	Chairman, President and Chief Executive Officer	March 19, 2014
/s/ J. ANDREW BOLT J. Andrew Bolt	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 19, 2014
/s/ DAVID F. BURGHSTAHLER David F. Burgstahler	Director	March 19, 2014
/s/ DAVID DURKIN David Durkin	Director	March 19, 2014
/s/ ALLEN YURKO Allen Yurko	Director	March 19, 2014
/s/ JACKSON PHILLIPS Jackson Phillips	Director	March 19, 2014