Form 10-Q
period 2014-03-31
Armored AutoGroup Inc.
filed 2014-05-07
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The aggregate number of shares of the registrant’s common stock outstanding on May 1, 2014 was 1,000 shares of common stock $.01 par value.

Armored AutoGroup Inc.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

•                 We may not be able to attain synergies for our business and the IDQ business following our investment in IDQ Acquisition Corp.

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

•                 We may incur increased ongoing costs as a result of being obligated to file reports with the SEC and our management may be required to devote substantial time to new compliance initiatives.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	(unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$13,182	$21,253
Accounts receivable, net	80,940	62,210
Inventories	36,629	34,043
Other current assets	7,400	9,790
Total current assets	138,151	127,296
Property, plant and equipment, net	27,559	28,936
Goodwill	357,507	358,826
Intangible assets, net	303,654	313,470
Investment in affiliate	10,000	—
Deferred financing costs and other assets, net	3,352	3,719
Total assets	$840,223	$832,247
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$21,233	$8,128
Accrued expenses and other current liabilities	32,285	23,455
Due to Clorox	91	91
Due to Parent	695	745
Current portion of long-term debt, less discount	79	71
Total current liabilities	54,383	32,490
Long-term debt, less discount and current portion	544,464	553,511
Other liability	2,500	2,500
Deferred income taxes	86,530	89,610
Total liabilities	687,877	678,111
Commitments and contingencies (Note 4)
Shareholder’s Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	—	—
Additional paid-in capital	261,067	261,040
Accumulated deficit	(98,880)	(98,955)
Accumulated other comprehensive loss	(9,841)	(7,949)
Total shareholder’s equity	152,346	154,136
Total liabilities and shareholder’s equity	$840,223	$832,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2014	2013
Net sales	$80,559	$74,413
Cost of products sold	41,654	40,485
Gross profit	38,905	33,928
Operating expenses:
Selling and administrative expenses	11,552	9,603
Advertising costs	5,405	3,573
Research and development costs	608	638
Amortization of acquired intangible assets	9,111	9,175
Total operating expenses	26,676	22,989
Operating profit	12,229	10,939
Non-operating expenses:
Interest expense	11,949	11,906
Other (income) expense, net	(421)	112
Income (loss) before benefit for income taxes	701	(1,079)
Expense (benefit) for income taxes	627	(573)
Net income (loss)	$74	$(506)

Other comprehensive loss:
Foreign currency translation	(1,892)	(1,760)
Comprehensive loss	$(1,818)	$(2,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$74	$(506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,919	11,883
Share-based compensation	27	65
Deferred income taxes	(3,098)	(3,332)
Other	2	—
Cash effect of changes in:
Accounts receivable, net	(18,730)	(5,863)
Inventories	(2,586)	(2,933)
Prepaid Taxes	2,830	2,022
Other current assets	(451)	(1,846)
Accounts payable and accrued liabilities	21,936	8,787
Due to Clorox	—	(31)
Other	102	(49)
Net cash provided by operating activities	12,025	8,197
Cash flows from investing activities:
Capital expenditures	(328)	(944)
Investment in affiliate	(10,000)	—
Net cash used in investing activities	(10,328)	(944)
Cash flows from financing activities:
Principal payments on term loan	(9,750)	(750)
Payment on advance from Parent	(50)	—
Net cash used in financing activities	(9,800)	(750)
Effect of exchange rate changes on cash	32	1
Net (decrease) increase in cash	(8,071)	6,504
Cash at beginning of period	21,253	4,206
Cash at end of period	$13,182	$10,710
Supplemental cash flow disclosures:
Cash paid for interest	$4,695	$4,679
Cash paid for income taxes	$555	$737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Armored AutoGroup Inc. is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armored AutoGroup delivers its products to distributors, resellers and end customers (collectively the customers) through its direct operations in the United States, Canada, Mexico, Australia, China and the United Kingdom and distributor relationships in approximately 50 countries. The Armor All and STP brands offer multiple automotive appearance and performance chemical products that can be found in most of the major developed countries around the world.

In September 2010, Viking Acquisition Inc., an entity owned by affiliates of Avista Capital Holdings, L.P. (“Avista”), entered into an agreement to acquire the AutoCare Products Business, Armor All, STP and certain other brands from The Clorox Company (“Clorox”) pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the “Acquisition”).  The Acquisition closed on November 5, 2010 and included employees in the United States and other countries dedicated to the Company, related product patent and developed technology and certain other assets, including the manufacturing facilities located in Painesville, Ohio and Wales, U.K. Viking Acquisition Inc. was subsequently renamed Armored AutoGroup Inc. (“AAG”).  Armored AutoGroup Parent Inc. (“AAG Parent” or “Parent”) indirectly owns all of AAG’s issued and outstanding capital stock through its direct subsidiary and AAG’s direct parent, Armored AutoGroup Intermediate Inc. (“Intermediate”).

Basis of Presentation

The interim condensed consolidated financial statements for the three month periods ended March 31, 2014 and 2013 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or for any future period.

The Company’s business is moderately seasonal and can be impacted by weather. Sales are typically higher in the first half of the calendar year as the Company’s customers in the northern hemisphere purchase inventory for the spring and summer seasons when weather is warmer than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and less if weather is cold and wet.  For these reasons, among others, the Company’s results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2013, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies. The consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information or disclosures required by U.S. GAAP for complete financial statements.

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

The Company routinely commits to trade promotion programs with customers, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons offered through various programs to customers and consumers. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued expenses and other current liabilities line item in the Condensed Consolidated Balance Sheets and are recorded as a reduction of sales in the Condensed Statements of Comprehensive Loss.

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

None of the Company’s goodwill is expected to be deductible for tax purposes.

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

Goodwill and Intangible Assets

The Company tests its goodwill and trademark and brand intangible assets with indefinite lives annually as of October 1st unless there are indications during an interim period that these assets may have become impaired.  Goodwill impairment occurs when the carrying amount of one of the Company’s reporting unit’s goodwill exceeds its implied fair value. The Company would then record an impairment charge being the difference between the carrying amount and the implied fair value of the reporting unit’s goodwill. For trademarks and brand intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value and an impairment charge is recorded for the difference between the carrying amount and the fair value. The Company’s estimates of fair value are based primarily on a discounted cash flow approach as supplemented by a market based approach. Significant judgment is necessary in the preparation of assumptions and estimates inherent in such valuation approaches, particularly with respect to the determination of future volumes, revenue and expense growth rates, changes in working capital use, foreign-exchange rates, inflation, the selection of an appropriate discount rate and the calculation of an average earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple of a selected public-company peer group. In particular, the discount rates the Company utilizes in these analyses, as well as expectations for future cash flows, may be influenced by such factors as changes in interest rates, rates of inflation and changes in regional risk.  During the three months ended March 31, 2014, goodwill decreased by $1.3 million due to currency translation.

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

Recent Accounting Pronouncements

The Company adopted the following pronouncements effective January 1, 2014:

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2013-04—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04). The ASU requires reporting and disclosure about obligations resulting from joint and several liability arrangements within its scope for which the total amount of the obligation is fixed at the reporting date. For the Company, ASU 2013-04 is effective January 1, 2014 for fiscal year 2014 and interim periods therein. The guidance in ASU 2013-04 is to be applied retrospectively for those obligations resulting from joint and several liability arrangements within its scope that exist at January 1, 2014. Adoption of ASU 2013-04 did not have a material impact on the Company.

Note 2 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$29,285	$28,400
Raw materials and packaging	9,724	7,896
Allowances for obsolescence	(2,380)	(2,253)
	$36,629	$34,043

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

Level 3—Unobservable inputs reflecting the reporting entity’s own assumptions.

The Company’s financial instruments consist of cash, trade accounts receivable, trade accounts payable and long-term debt. Due to their short-term maturity, the carrying amounts of cash, trade accounts receivable and trade accounts payable approximate their fair market values. The carrying and fair values of the Company’s long-term debt were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$276,637	$281,953	$285,982	$291,000
Senior notes	267,906	288,750	267,600	267,438

The fair value of the Term Loan and the Senior Notes was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

Note 4 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of March 31, 2014 and December 31, 2013, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

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

Note 5 — Income taxes

The Company’s effective tax rate was as follows:

	Three months ended March 31,
	2014	2013
Effective tax rate	89.4%	53.1%

The Company’s effective tax rate for the three month period ended March 31, 2014 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes. Further, the Company’s effective tax rate has increased for the three month period ended March 31, 2014 as compared to the corresponding period in 2013 primarily as a result of a discrete tax charge of $0.4 million recorded during the three month period ending March 31, 2014.  The discrete tax charge is primarily the result of a change in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities.

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

The Company does not allocate its amortization of intangible assets or interest expense between its North America and International segments but includes them in the tables below under Corporate in order to reconcile the North America and International segments’ performance to the Company’s Condensed Consolidated Statements of Comprehensive Loss. All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three Months Ended March 31, 2014
	North America	International	Corporate	Consolidated
Net sales	$61,567	$18,992	$—	$80,559
Earnings (loss) before income taxes	18,758	3,003	(21,060)	701
Capital expenditures	276	52	—	328
Depreciation of property, plant and equipment and amortization of intangible assets	1,577	122	9,111	10,810
Share based compensation	24	3	—	27

	Three Months Ended March 31, 2013
	North America	International	Corporate	Consolidated
Net sales	$56,614	$17,799	$—	$74,413
Earnings (loss) before income taxes	18,276	1,726	(21,081)	(1,079)
Capital expenditures	793	151	—	944
Depreciation of property plant and equipment and amortization of intangible assets	1,511	146	9,175	10,832
Share based compensation	62	3	—	65

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

Condensed Consolidating Balance Sheet

March 31, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$4,789	$—	$8,393	$—	$13,182
Accounts receivable, net	6	63,100	17,834	—	80,940
Inventories	—	26,716	9,913	—	36,629
Other current assets	60,487	(54,367)	1,280	—	7,400
Total current assets	65,282	35,449	37,420	—	138,151
Property, plant and equipment, net	7,823	17,078	2,658	—	27,559
Goodwill	—	310,576	46,931	—	357,507
Intangible assets, net	—	268,916	35,982	(1,244)	303,654
Investment in subsidiaries	627,915	113,737	—	(741,652)	—
Investment in affiliate	10,000	—	—	—	10,000
Deferred financing costs and other assets, net	3,265	87	—	—	3,352
Total assets	$714,285	$745,843	$122,991	$(742,896)	$840,223
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$786	$16,255	$4,192	$—	$21,233
Accrued expenses and other current liabilities	16,981	10,283	5,021	—	32,285
Due to Clorox	69	23	(1)	—	91
Due to Parent	695	—	—	—	695
Current portion of long-term debt, less discount	79	—	—	—	79
Total current liabilities	18,610	26,561	9,212	—	54,383
Long-term debt, less discount and current portion	544,464	—	—	—	544,464
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,121	81,367	42	—	86,530
Total liabilities	570,695	107,928	9,254	—	687,877
Shareholder’s equity	143,590	637,915	113,737	(742,896)	152,346
Total liabilities and shareholder’s equity	$714,285	$745,843	$122,991	$(742,896)	$840,223

Condensed Consolidating Balance Sheet

Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$14,843	$—	$6,410	$—	$21,253
Accounts receivable	78	44,885	17,247	—	62,210
Inventory	—	24,553	9,490	—	34,043
Other current assets	53,853	(45,072)	1,009	—	9,790
Total current assets	68,774	24,366	34,156	—	127,296
Property, plant and equipment	8,061	18,037	2,838	—	28,936
Goodwill	—	310,576	48,250	—	358,826
Intangible assets	—	276,461	38,198	(1,189)	313,470
Investment in subsidiaries	647,107	115,394	—	(762,501)	—
Other assets	3,632	87	—	—	3,719
Total assets	$727,574	$744,921	$123,442	$(763,690)	$832,247
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$169	$5,103	$2,856	$—	$8,128
Accrued expenses and other current liabilities	10,063	8,263	5,129	—	23,455
Due to Clorox	69	23	(1)	—	91
Due to Parent	745	—	—	—	745
Notes payable, current portion	71	—	—	—	71
Total current liabilities	11,117	13,389	7,984		32,490
Notes payable, less current portion and discount	553,511	—	—	—	553,511
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	84,425	64	—	89,610
Total liabilities	572,249	97,814	8,048	—	678,111
Shareholder’s equity	155,325	647,107	115,394	(763,690)	154,136
Total liabilities and shareholder’s equity	$727,574	$744,921	$123,442	$(763,690)	$832,247

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three months ended March 31, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$66,428	$20,359	$(6,228)	$80,559
Cost of products sold	—	33,765	14,117	(6,228)	41,654
Gross profit	—	32,663	6,242	—	38,905
Operating expenses:
Selling and administrative expenses	5,729	2,941	2,882	—	11,552
Advertising costs	—	3,924	1,481	—	5,405
Research and development costs	—	608	—	—	608
Amortization of acquired intangible assets	—	7,545	1,566	—	9,111
Total operating expenses	5,729	15,018	5,929	—	26,676
Operating (loss) profit	(5,729)	17,645	313	—	12,229
Non-operating expenses:
Interest expense	11,949	—	—	—	11,949
Other expense, net	(425)	—	4	—	(421)
(Loss) earnings before (benefit) provision for income taxes	(17,253)	17,645	309	—	701
(Benefit) provision for income taxes	(6,406)	6,775	258	—	627
Equity earnings (loss) of subsidiaries, net of taxes	10,921	51	—	(10,972)	—
Net (loss) earnings	$74	$10,921	$51	$(10,972)	$74

Other comprehensive loss:
Foreign currency translation	(1,892)	(1,892)	(1,892)	3,784	(1,892)
Comprehensive loss	$(1,818)	$9,029	$(1,841)	$(7,188)	$(1,818)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three months ended March 31, 2013

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$61,797	$18,606	$(5,990)	$74,413
Cost of products sold	—	34,238	12,237	(5,990)	40,485
Gross profit	—	27,559	6,369	—	33,928

Operating expenses:
Selling and administrative expenses	4,300	2,742	2,561	—	9,603
Advertising costs	—	2,099	1,474	—	3,573
Research and development costs	—	638	—	—	638
Amortization of acquired intangible assets	—	7,545	1,630	—	9,175
Total operating expenses	4,300	13,024	5,665	—	22,989
Operating (loss) profit	(4,300)	14,535	704	—	10,939
Non-operating expenses:
Interest expense	11,906	—	—	—	11,906
Other expense, net	—	4	108	—	112
(Loss) earnings before income taxes	(16,206)	14,531	596	—	(1,079)
(Benefit) provision for income taxes	(6,103)	5,373	157	—	(573)
Equity earnings of subsidiaries, net of taxes	9,597	439	—	(10,036)	—
Net (loss) earnings	$(506)	$9,597	$439	$(10,036)	$(506)
Other comprehensive (loss) income:
Foreign currency translation	(1,760)	(1,760)	(1,760)	3,520	(1,760)
Comprehensive (loss) income	$(2,266)	$7,837	$(1,321)	$(6,516)	$(2,266)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$74	$10,921	$51	$(10,972)	$74
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,550	8,577	1,792	—	11,919
Share-based compensation	27	—	—	—	27
Deferred income taxes	(16)	(3,060)	(22)	—	(3,098)
Equity earnings of subsidiaries, net of taxes	(10,921)	(51)	—	10,972	—
Other	—	—	2	—	2
Cash effect of changes in:
Accounts receivable, net	72	(18,215)	(587)	—	(18,730)
Inventories	—	(2,163)	(423)	—	(2,586)
Prepaid taxes	(6,432)	9,262		—	2,830
Other current assets	(216)	34	(269)	—	(451)
Accounts payable and accrued liabilities	7,537	13,171	1,228	—	21,936
Intercompany and other	18,277	(18,406)	231	—	102
Net cash provided by operating activities:	9,952	70	2,003	—	12,025

Cash flows from investing activities:
Capital expenditures	(206)	(70)	(52)	—	(328)
Acquisition, net	(10,000)	—	—	—	(10,000)
Net cash used in investing activities	(10,206)	(70)	(52)	—	(10,328)

Cash flows from financing activities:
Principal payments on term loan	(9,750)	—	—	—	(9,750)
Payment of advance from Parent	(50)	—	—	—	(50)
Net cash used in by financing activities	(9,800)	—	—	—	(9,800)

Effect of exchange rate changes on cash	—	—	32	—	32
Net increase in cash	(10,054)	—	1,983	—	(8,071)
Cash at beginning of period	14,843	—	6,410	—	21,253
Cash at end of period	$4,789	$—	$8,393	$—	$13,182

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2013

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(506)	$9,597	$439	$(10,036)	$(506)
Adjustments:
Depreciation and amortization	1,493	8,593	1,797	—	11,883
Share-based compensation	65	—	—	—	65
Deferred income taxes	—	(3,648)	316	—	(3,332)
Equity earnings of subsidiaries, net of taxes	(9,597)	(439)	—	10,036	—
Cash effect of changes in:
Accounts receivable	34	(8,225)	2,328	—	(5,863)
Inventories	—	(2,200)	(733)	—	(2,933)
Prepaid taxes	1,940	—	82	—	2,022
Other current assets	485	(2,391)	60	—	(1,846)
Accounts payable and accrued liabilities	3,964	7,682	(2,859)	—	8,787
Due from Clorox	—	—	(31)	—	(31)
Intercompany and other	3,637	(8,176)	4,490	—	(49)
Net cash (used in) provided by operating activities	1,515	793	5,889	—	8,197

Cash flows from investing activities:
Capital expenditures	—	(793)	(151)	—	(944)
Net cash used in investing activities	—	(793)	(151)	—	(944)

Cash flows from financing activities:
Principal payments on term loan	(750)	—	—	—	(750)
Net cash provided by financing activities	(750)	—	—	—	(750)

Effect of exchange rate on cash			1		1
Net increase (decrease) in cash	765	—	5,739	—	6,504
Cash at beginning of period	1,477	—	2,729	—	4,206
Cash at end of period	$2,242	$—	$8,468	$—	$10,710

Note 8 — Investment in Affiliate

On March 17, 2014, the Company paid $10.0 million to acquire a non-controlling equity interest in IDQ Acquisition Corp. (“IDQ”) and also paid $1.2 million in transaction fees and closing costs.  The investment is accounted for under the cost method of accounting.  The Company did not evaluate the investment for impairment due the limited holding time period.  The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction.  The transaction fees and closing costs are reported in selling and administrative expenses on the Condensed Consolidated Statements of Comprehensive Loss.  On the same date, Parent acquired a controlling equity interest in IDQ.  In connection with the investment, the Company entered into a Shared Services and Supply Agreement (the “Shared Services Agreement”) with IDQ and Parent pursuant to which certain products and services will be provided on an arm’s-length basis by one party to another, as agreed by the Company and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and us.  On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA.  Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility.  The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA fees and expenses incurred for the Company’s investment in IDQ Acquisition Corp., the Company’s implementation of a management services agreement with IDQ Acquisition Corp. and the Company’s pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

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

Overview

We are a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemical products categories, respectively. The current Armor All product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes are designed to clean, shine, refresh and protect interior and exterior automobile surfaces. The offering of STP oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and “Do-it-Yourselfers.” Our brands offer over 200 individual automotive appearance and performance chemical products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom and China and distributor relationships in approximately 50 countries.

Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. The Armor All advertising campaigns, such as the “Go ahead. Stare,” “Care for your car”,”Armor All Way” and the new “A car is a privilege. Respect it.” build on what we believe to be the strong Armor All brand equity established over the business’s 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 50 years. Regular use of STP additives as part of basic maintenance helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel intake systems clean. We believe the STP brand fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

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

Competition remains intense in the categories we serve. Recently, smaller brands in both the appearance and performance chemical products categories continued to have success gaining market share.  The Company continues to invest significant resources in advertising campaigns and with trade partners on promotional activities for established brands. While we believe our brands and customer relationships are strong, there is no assurance we will be able to maintain or improve our current competitive position.

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

Results of Operations

Three month periods ended March 31, 2014 compared to the corresponding periods in 2013

Financial data for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	Change	%
Net sales	$80,559	$74,413	$6,146	8
Cost of products sold	41,654	40,485	1,169	3
Gross profit	38,905	33,928	4,977	15
Operating expenses:
Selling and administrative expenses	11,552	9,603	1,949	20
Advertising costs	5,405	3,573	1,832	51
Research and development costs	608	638	(30)	(5)
Amortization of acquired intangible assets	9,111	9,175	(64)	(1)
Total operating expenses	26,676	22,989	3,687	16
Operating profit	12,229	10,939	1,290	12
Non-operating expenses:
Interest expense	11,949	11,906	43	0
Other (income) expense, net	(421)	112	(533)	(476)
Income (Loss) before benefit for income taxes	701	(1,079)	1,780	(165)
Expense (benefit) for income taxes	627	(573)	1,200	(209)
Net income (loss)	$74	$(506)	$580	(115)

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

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada. Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America. The following table summarizes our net sales for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Change		% of Net Sales
	2014	2013	$	%	2014	2013
Net sales
North America:
Armor All products	$45,874	$40,556	$5,318	13	56	54
STP products	13,626	13,868	(242)	(2)	17	19
Other brands	2,067	2,190	(123)	(6)	3	3
Total North America	61,567	56,614	4,953	9	76	76
International	18,992	17,799	1,193	7	24	24
Consolidated net sales	$80,559	$74,413	$6,146	8	100	100

In North America, the increase in net sales during the three months ended March 31, 2014 as compared to the same period in 2013 was driven by the Armor All brand which had strong product placement, especially in wipes and specially packaged products.  Additionally, Armor All was positively impacted by improved weather conditions compared to 2013. The STP brand sales were substantially the same in the three months ended March 31, 2014 compared to the same period last year.

International net sales for the three month period ended March 31, 2014 were up compared to the corresponding period in 2013.  This increase was driven by higher sales in the United Kingdom business of $1.7 million driven by an acquisition in the third quarter of 2013 and Australia experienced strong seasonal sales and timing of sales related to promotional activity.  Partially offsetting these increases were lower sales in Asia export due to the impact of currency fluctuations on customer orders.

Gross profit

Our gross profit for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	Change	%
Gross profit	$38,905	$33,928	$4,977	15
Stated as a percentage of net sales	48.3%	45.6%

The increase in gross profit dollars in the three months ended March 31, 2014 compared to the same period in 2013 was driven by higher sales volume and improvements in logistics spending.  As a percentage of net sales, the gross profit increase was driven by the cost savings initiatives impact on product and logistic costs.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three months ended March 31, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended March 31,
	2014	2013	Change	%
Selling and administrative expenses	$11,552	$9,603	$1,949	20
Advertising costs	5,405	3,573	1,832	51
Research and development costs	608	638	(30)	(5)
	$17,565	$13,814	$3,751	27
Stated as a percentage of net sales	21.8%	18.6%

The increase in our selling and administrative expense in the three months ended March 31, 2014 as compared to the corresponding period in 2013 is primarily due to transaction fees related to an investment in affiliate of $0.6 million, higher bonus, profit sharing and commission expense of $0.7 million, bad debt reserve expense of $0.2 million and packaging costs to support the specially package product sales of $0.2 million.

The increase in our advertising costs in the three month period ended March 31, 2014 compared to the corresponding period in 2013 was primarily due to the timing of STP advertising spend, sponsorship costs for the Martinsville STP 500 race moving from the second quarter of 2013 to the first quarter of 2014.

Income taxes

Our effective tax rate for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Effective tax rate	89.4%	53.1%

Our effective tax rate for the three month period ended March 31, 2014 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes. Further, the Company’s effective tax rate has increased for the three month period ended March 31, 2014 as compared to the corresponding period in 2013 primarily as a result of a discrete tax charge of $0.4 million recorded during the three month period ending March 31, 2014.  The discrete tax charge is primarily the result of a change in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities.

Liquidity and capital resources

Our principal sources of liquidity are our cash of $13.2 million as of March 31, 2014, and our $50.0 million revolving credit loan, the entirety of which, is undrawn and fully available to us as of March 31, 2014. Our principal source of operating cash inflows is from sales of product to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. At March 31, 2014, $8.4 million of our cash is held by foreign subsidiaries to fund their working capital needs. To date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. We believe that, as of March 31, 2014, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.  As of March 31, 2014, the Company was in compliance with all convenants related to the Credit Facility.

On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA.  Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility.  The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA fees and expenses incurred for the Company’s investment in IDQ Acquisition Corp., the Company’s implementation of a management services agreement with IDQ Acquisition Corp. and the Company’s pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

Cash flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$12,025	$8,197
Net cash used in investing activities	(10,328)	(944)
Net cash used in financing activities	(9,800)	(750)

Operating activities

Significant elements of our $12.0 million net cash provided by operating activities for the three months ended March 31, 2014 include our net income of $0.1 million, a decrease in net operating assets of $3.1 million and non-cash charges of $8.9 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes. Elements of the $8.2 million net cash provided by operating activities for the three months ended March 31, 2013 included our net loss of $0.5 million and a decrease in net operating assets of $0.1 million, offset by non-cash charges of $8.6 million for depreciation and amortization. The increase in our operating assets in 2014 included an increase of $18.7 million in accounts receivable and a increase of $21.9 million in accounts payable and accrued liabilities commensurate with our seasonal sales volume during the quarter.

Investing activities

Our cash used in investing activities of $10.3 million for the three month period ended March 31, 2014 was comprised of $0.3 million of capital expenditures and $10.0 million for an investment in an affiliate in the quarter.  Cash used in investing activities for the three month period ended March 31, 2013 consisted solely of capital expenditures.  Capital spending declined to 0.4% of net sales in the three month period ended March 31, 2014 as compared to 1.3% for the corresponding period in 2013.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2014 included $0.8 million of principal payments on our term loan as well as an additional mandatory prepayment of principal in the amount of $9.0 million due to excess cash generated in the year ended December 31, 2013 pursuant to the Term Loan agreement.  Net cash used in financing activites for the three months ended March 31, 2013 included $0.8 million of principal payment on our term loan.

Indebtedness

We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition, including a revolving credit loan and a term Loan under the Credit Facility and Senior Notes. As of March 31, 2014 we have aggregate gross amount of indebtedness of approximately $556.3 million, exclusive of issuance discounts, including a remaining $281.3 million owed on our Term Loan having quarterly principal payments of $0.8 million and the remaining principal maturing in November 2016, and $275.0 million in aggregate principal amount of 9.25% Senior Notes due 2018.  Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. As of March 31, 2014, the Company was in compliance with all covenants related to the Credit Facility.  For additional details related to our debts, please see Note 9 of the Notes to the Consolidated Financial Statements, “Debt”, contained in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Commitments and contingencies

For details related to our contractual obligations and other commitments and contingencies, please see (i) Note 4 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” included in this Quarterly Report, and (ii) Note 11 of the Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2013, “Commitments and Contingencies”, and Management’s Discussion and Analysis of Financial Condition and Results of Operations “Certain Information Concerning Contractual Obligations” included in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of March 31, 2014, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

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

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 7, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 7, 2014

ARMORED AUTOGROUP INC.

/s/ MICHAEL KLEIN
Michael Klein
Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief Financial Officer and Principal Accounting Officer