Form 10-Q
period 2014-06-30
Armored AutoGroup Inc.
filed 2014-08-08
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The aggregate number of shares of the registrant’s common stock outstanding on August 1, 2014 was 1,000 shares of common stock $.01 par value.

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

•                  Our substantial indebtedness, including the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes, restricts our current and future operations and could adversely affect our ability to raise additional capital to fund our operations or to exploit business opportunities, limits our ability to respond to changes in the economy or our industry and prevents us from making debt service payments.

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

•                  We can be adversely affected by the implementation of new, or changes in, accounting principles generally accepted in the United States of America.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	(unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$10,780	$21,253
Accounts receivable, net	81,276	60,324
Receivable from Parent	765	—
Inventories	41,976	34,043
Other current assets	10,804	11,676
Total current assets	145,601	127,296
Property, plant and equipment, net	26,250	28,936
Goodwill	360,751	358,826
Intangible assets, net	295,788	313,470
Investment in affiliate	10,000	—
Deferred financing costs and other assets, net	2,777	3,719
Total assets	$841,167	$832,247
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$27,113	$6,989
Accrued expenses and other current liabilities	28,793	24,594
Due to Clorox	22	91
Due to Parent	—	745
Income tax payable	1,984	—
Current portion of long-term debt, less discount	24	71
Total current liabilities	57,936	32,490
Long-term debt, less discount and current portion	544,478	553,511
Other liability	2,500	2,500
Deferred income taxes	83,594	89,610
Total liabilities	688,508	678,111
Commitments and contingencies (Note 4)
Shareholder’s Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at June 30, 2014 and December 31, 2013)	—	—
Additional paid-in capital	261,217	261,040
Accumulated deficit	(101,768)	(98,955)
Accumulated other comprehensive (loss)	(6,790)	(7,949)
Total shareholder’s equity	152,659	154,136
Total liabilities and shareholder’s equity	$841,167	$832,247

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$81,896	$80,075	$162,455	$154,488
Cost of products sold	44,610	42,339	86,264	82,824
Gross profit	37,286	37,736	76,191	71,664
Operating expenses:
Selling and administrative expenses	11,031	9,745	22,583	19,348
Advertising costs	8,695	14,147	14,100	17,720
Research and development costs	626	575	1,234	1,213
Amortization of acquired intangible assets	9,133	9,176	18,244	18,351
Total operating expenses	29,485	33,643	56,161	56,632
Operating profit	7,801	4,093	20,030	15,032
Non-operating expenses:
Interest expense	11,881	12,021	23,830	23,927
Other expense (income), net	66	403	(355)	515
Loss before benefit for income taxes	(4,146)	(8,331)	(3,445)	(9,410)
Benefit for income taxes	(1,258)	(3,045)	(631)	(3,618)
Net loss	$(2,888)	$(5,286)	$(2,814)	$(5,792)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,051	(6,570)	1,159	(8,330)
Comprehensive income (loss)	$163	$(11,856)	$(1,655)	$(14,122)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,814)	$(5,792)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	23,861	23,775
Share-based compensation	177	142
Other	2	—
Deferred income taxes	(6,012)	(6,752)
Cash effect of changes in:
Accounts receivable, net	(20,488)	(8,824)
Inventories	(7,416)	148
Prepaid taxes	—	137
Receivable from Parent	(1,460)	—
Other current assets	(1,344)	709
Accounts payable and accrued liabilities	23,581	(2,259)
Income tax payable	4,023	—
Due to Clorox	(69)	(134)
Other	569	(1,066)
Net cash provided by operating activities	12,610	84
Cash flows from investing activities:
Capital expenditures	(711)	(1,750)
Acquisition, net	(1,892)	—
Investment in affiliate	(10,000)	—
Net cash used in investing activities	(12,603)	(1,750)
Cash flows from financing activities:
Borrowings under revolver	5,000	23,000
Payments on revolver	(5,000)	(21,000)
Principal payments on term loan	(10,500)	(1,500)
Payment on advance from Parent	(50)	(50)
Net cash (used in) provided by financing activities	(10,550)	450
Effect of exchange rate changes on cash	70	(94)
Net (decrease) in cash	(10,473)	(1,310)
Cash at beginning of period	21,253	4,206
Cash at end of period	$10,780	$2,896
Supplemental cash flow disclosures:
Cash paid for interest	$21,754	$21,922
Cash paid for income taxes	$2,364	$3,105

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

In September 2010, Viking Acquisition Inc., an entity owned by affiliates of Avista Capital Holdings, L.P. (“Avista”), entered into an agreement to acquire the AutoCare Products Business, Armor All, STP and certain other brands from The Clorox Company (“Clorox”) pursuant to the terms of a Purchase and Sale Agreement dated September 21, 2010 (the “Acquisition”).  The Acquisition closed on November 5, 2010 and included employees in the United States and other countries dedicated to the Company, related product patent and developed technology and certain other assets, including the manufacturing facilities located in Painesville, Ohio and Wales, United Kingdom.  Viking Acquisition Inc. was subsequently renamed Armored AutoGroup Inc. (“AAG”).  Armored AutoGroup Parent Inc. (“AAG Parent” or “Parent”) indirectly owns all of AAG’s issued and outstanding capital stock through its direct subsidiary and AAG’s direct parent, Armored AutoGroup Intermediate Inc. (“Intermediate”).

Basis of Presentation

The interim condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and 2013 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or for any future period.

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

Revenue Recognition

Sales are recognized when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment or the date of receipt by the customer and when all of the following have occurred: a firm sales arrangement exists, pricing is fixed and determinable, and collection is reasonably assured. Revenue includes shipping and handling costs, when these costs are included in the list price to the customer. Taxes collected from customers and remitted to governmental authorities are not included in sales. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.

The Company routinely commits to trade promotion programs with customers, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons offered through various programs to customers and consumers. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued expenses and other current liabilities line item in the Condensed Consolidated Balance Sheets and are recorded as a reduction of sales in the Condensed Statements of Comprehensive Income (Loss).

Amounts received by the Company from the licensing of certain trademarks are recognized as revenue on a straight-line basis over the term of the licensing agreement when the underlying royalties are earned.

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

Foreign Currency Translation

Local currencies are the functional currencies for substantially all of the Company’s foreign operations. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other expense (income), net.  Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the respective balance sheet reporting date. Income and expenses are translated at the average exchange rate during the period. Gains and losses on foreign currency translation are reported as a component of accumulated other comprehensive (loss). Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Goodwill and Intangible Assets

The Company tests its goodwill and trademark and brand intangible assets with indefinite lives annually as of October 1st unless there are indications during an interim period that these assets may have become impaired.  Goodwill impairment occurs when the carrying amount of one of the Company’s reporting unit’s goodwill exceeds its implied fair value. The Company would then record an impairment charge being the difference between the carrying amount and the implied fair value of the reporting unit’s goodwill. For trademarks and brand intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value and an impairment charge is recorded for the difference between the carrying amount and the fair value. The Company’s estimates of fair value are based primarily on a discounted cash flow approach as supplemented by a market based approach. Significant judgment is necessary in the preparation of assumptions and estimates inherent in such valuation approaches, particularly with respect to the determination of future volumes, revenue and expense growth rates, changes in working capital use, foreign-exchange rates, inflation, the selection of an appropriate discount rate and the calculation of an average earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple of a selected public-company peer group. In particular, the discount rates the Company utilizes in these analyses, as well as expectations for future cash flows, may be influenced by such factors as changes in interest rates, rates of inflation and changes in regional risk.  During the six months ended June 30, 2014, goodwill increased by $1.9 million due to currency translation of $0.1 million and due to the preliminary purchase accounting related to a small acquisition in our international region of $1.8 million.

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

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss or comprehensive income (loss).

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12—Compensation-Stock Compensation.  The ASU is intended to resolve diverse accounting treatment for accounting for share-based payments when the terms of an award provide that the performance target could be achieved after the requisite service period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.  The Company is assessing the impact on the adoption of the ASU on its financial statements.

In May 2014 the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers.  The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Full or modified retrospective adoption is required and early application is not permitted.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

Note 2 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$34,888	$28,400
Raw materials and packaging	9,425	7,896
Allowances for obsolescence	(2,337)	(2,253)
	$41,976	$34,043

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

The Company’s financial instruments consist of cash, trade accounts receivable, trade accounts payable and long-term debt.  Due to their short-term maturity, the carrying amounts of cash, trade accounts receivable and trade accounts payable approximate their fair market values.  The carrying and fair values of the Company’s long-term debt were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$276,287	$281,903	$285,982	$291,000
Senior notes	268,216	288,393	267,600	267,438

The fair value of the Term Loan and the Senior Notes was determined using broker quotes, which use discounted cash flows, an income approach, and the then-applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

Note 4 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of June 30, 2014 and December 31, 2013, the Company has accrued $2,500,000 in long-term liabilities related to this contingency.

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

Note 5 — Income taxes

The Company’s effective tax benefit rate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Effective tax benefit rate	30.3%	36.6%	18.3%	38.4%

The Company’s effective tax  rate for the six month period ended June 30, 2014 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes. Further, the Company’s effective tax rate has decreased for the six month period ended June 30, 2014 as compared to the corresponding period in 2013 primarily as a result of a discrete tax  charge of  $0.8 million recorded during the six month period ending June 30, 2014.  The discrete tax charge is primarily the result of a change in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities, and a change in the Company’s blended state tax rate.

The Company’s effective tax benefit rate for the three month period ended June 30, 2014 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate. Further, the Company’s effective tax benefit rate has decreased for the three  month period ended June 30, 2014 as compared to the corresponding period in 2013,  as a result of a discrete tax charge of $0.4 million recorded during the three month period ending June 30, 2014.  The discrete tax charge is primarily the result of a change in the Company’s blended state tax rate.

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

The Company does not allocate its amortization of intangible assets or interest expense between its North America and International segments but includes them in the tables below under Corporate in order to reconcile the North America and International segments’ performance to the Company’s Statements of Comprehensive Income (Loss). All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three Months Ended June 30, 2014
	North America	International	Corporate	Consolidated
Net sales	$63,102	$18,794	$—	$81,896
Earnings (loss) before income taxes	16,480	388	(21,014)	(4,146)
Capital expenditures	305	78	—	383
Depreciation of property, plant and equipment and amortization of intangible assets	1,585	120	9,133	10,838
Share based compensation	147	3	—	150

	Three Months Ended June 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$62,005	$18,070	$—	$80,075
Earnings (loss) before income taxes	12,027	839	(21,197)	(8,331)
Capital expenditures	811	(5)	—	806
Depreciation of property plant and equipment and amortization of intangible assets	1,511	131	9,176	10,818
Share based compensation	68	9	—	77

	Six Months Ended June 30, 2014
	North America	International	Corporate	Consolidated
Net sales	$124,669	$37,786	$—	$162,455
Earnings (loss) before income taxes	35,238	3,391	(42,074)	(3,445)
Capital expenditures	581	130	—	711
Depreciation of property, plant and equipment and amortization of intangible assets	3,162	243	18,244	21,649
Share based compensation	171	6	—	177

	Six Months Ended June 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$118,619	$35,869	$—	$154,488
Earnings (loss) before income taxes	30,303	2,565	(42,278)	(9,410)
Capital expenditures	1,604	146	—	1,750
Depreciation of property plant and equipment and amortization of intangible assets	3,021	277	18,351	21,649
Share based compensation	130	12	—	142

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

Condensed Consolidating Balance Sheet

June 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$7,143	$—	$3,637	$—	$10,780
Accounts receivable, net	—	64,317	16,959	—	81,276
Receivable from Parent	765	—	—	—	765
Inventories	—	29,929	12,047	—	41,976
Other current assets	4,296	2,888	3,620	—	10,804
Total current assets	12,204	97,134	36,263	—	145,601
Property, plant and equipment, net	7,548	16,176	2,526	—	26,250
Goodwill	—	310,576	50,175	—	360,751
Intangible assets, net	—	261,371	35,320	(903)	295,788
Investment in subsidiaries	612,808	111,798	—	(724,606)	—
Investment in affiliate	10,000	—	—	—	10,000
Deferred financing costs and other assets, net	2,690	87	—	—	2,777
Total assets	$645,250	$797,142	$124,284	$(725,509)	$841,167

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$721	$20,512	$5,880	$—	$27,113
Accrued expenses and other current liabilities	11,214	10,824	6,755	—	28,793
Due to Clorox	—	23	(1)	—	22
Income tax payable	(62,370)	64,543	(189)	—	1,984
Current portion of long-term debt, less discount	24	—	—	—	24
Total current liabilities	(50,411)	95,902	12,445	—	57,936
Long-term debt, less discount and current portion	544,478	—	—	—	544,478
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,121	78,432	41	—	83,594
Total liabilities	501,688	174,334	12,486	—	688,508
Shareholder’s equity	143,562	622,808	111,798	(725,509)	152,659
Total liabilities and shareholder’s equity	$645,250	$797,142	$124,284	$(725,509)	$841,167

Condensed Consolidating Balance Sheet

Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$14,843	$—	$6,410	$—	$21,253
Accounts receivable	—	43,784	16,540	—	60,324
Inventory	—	24,553	9,490	—	34,043
Other current assets	53,931	(43,971)	1,716	—	11,676
Total current assets	68,774	24,366	34,156	—	127,296
Property, plant and equipment	8,061	18,037	2,838	—	28,936
Goodwill	—	310,576	48,250	—	358,826
Intangible assets	—	276,461	38,198	(1,189)	313,470
Investment in subsidiaries	647,107	115,394	—	(762,501)	—
Other assets	3,632	87	—	—	3,719
Total assets	$727,574	$744,921	$123,442	$(763,690)	$832,247
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$169	$4,413	$2,407	$—	$6,989
Accrued expenses and other current liabilities	10,063	8,953	5,578	—	24,594
Due to Clorox	69	23	(1)	—	91
Due to Parent	745	—	—	—	745
Notes payable, current portion	71	—	—	—	71
Total current liabilities	11,117	13,389	7,984		32,490
Notes payable, less current portion and discount	553,511	—	—	—	553,511
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	84,425	64	—	89,610
Total liabilities	572,249	97,814	8,048	—	678,111
Shareholder’s equity	155,325	647,107	115,394	(763,690)	154,136
Total liabilities and shareholder’s equity	$727,574	$744,921	$123,442	$(763,690)	$832,247

Condensed Consolidating Statement of Comprehensive Loss

Three months ended June 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$69,416	$20,840	$(8,360)	$81,896
Cost of products sold	—	37,725	15,245	(8,360)	44,610
Gross profit	—	31,691	5,595	—	37,286
Operating expenses:
Selling and administrative expenses	5,488	2,516	3,027	—	11,031
Advertising costs	—	6,753	1,942	—	8,695
Research and development costs	—	626	—	—	626
Amortization of acquired intangible assets	—	7,545	1,588	—	9,133
Total operating expenses	5,488	17,440	6,557	—	29,485
Operating (loss) profit	(5,488)	14,251	(962)	—	7,801
Non-operating expenses:
Interest expense	11,874	—	7	—	11,881
Other expense, net	(43)	—	109	—	66
(Loss) earnings before (benefit) provision for income taxes	(17,319)	14,251	(1,078)	—	(4,146)
(Benefit) provision for income taxes	(6,180)	4,743	179	—	(1,258)
Equity earnings of subsidiaries, net of taxes	8,251	(1,257)	—	(6,994)	—
Net (loss) earnings	$(2,888)	$8,251	$(1,257)	$(6,994)	$(2,888)

Other comprehensive loss:
Foreign currency translation	3,051	3,051	3,051	(6,102)	3,051
Comprehensive loss	$163	$11,302	$1,794	$(13,096)	$163

Condensed Consolidating Statement of Comprehensive Loss

Three months ended June 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$66,005	$19,572	$(5,502)	$80,075
Cost of products sold	—	35,027	12,814	(5,502)	42,339
Gross profit	—	30,978	6,758	—	37,736
Operating expenses:
Selling and administrative expenses	4,188	3,004	2,553	—	9,745
Advertising costs	—	11,815	2,332	—	14,147
Research and development costs	—	565	10	—	575
Amortization of acquired intangible assets	—	7,546	1,630	—	9,176
Total operating expenses	4,188	22,930	6,525	—	33,643
Operating (loss) profit	(4,188)	8,048	233	—	4,093
Non-operating expenses:
Interest expense	12,018	—	3	—	12,021
Other expense, net	116	2	285	—	403
(Loss) earnings before (benefit) provision for income taxes	(16,322)	8,046	(55)	—	(8,331)
(Benefit) provision for income taxes	(6,171)	3,277	(151)	—	(3,045)
Equity earnings of subsidiaries, net of taxes	4,868	97	—	(4,965)	—
Net (loss) earnings	$(5,283)	$4,866	$96	$(4,965)	$(5,286)

Other comprehensive loss:
Foreign currency translation	(6,570)	(6,570)	(6,570)	13,140	(6,570)
Comprehensive loss	$(11,853)	$(1,704)	$(6,474)	$8,175	$(11,856)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Six months ended June 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$135,844	$41,199	$(14,588)	$162,455
Cost of products sold	—	71,490	29,362	(14,588)	86,264
Gross profit	—	64,354	11,837	—	76,191
Operating expenses:
Selling and administrative expenses	11,216	5,458	5,909	—	22,583
Advertising costs	—	10,677	3,423	—	14,100
Research and development costs	—	1,234	—	—	1,234
Amortization of acquired intangible assets	—	15,090	3,154	—	18,244
Total operating expenses	11,216	32,459	12,486	—	56,161
Operating (loss) profit	(11,216)	31,895	(649)	—	20,030
Non-operating expenses (income):
Interest expense	23,824	—	6	—	23,830
Other expense, net	(468)	—	113	—	(355)
(Loss) earnings before (benefit) provision for income taxes	(34,572)	31,895	(768)	—	(3,445)
(Benefit) provision for income taxes	(12,585)	11,518	436	—	(631)
Equity earnings of subsidiaries, net of taxes	19,173	(1,204)	—	(17,969)	—
Net (loss) earnings	$(2,814)	$19,173	$(1,204)	$(17,969)	$(2,814)

Other comprehensive (loss) income:
Foreign currency translation	1,159	1,159	1,159	(2,318)	1,159
Comprehensive (loss) income	$(1,655)	$20,332	$(45)	$(20,287)	$(1,655)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Six months ended June 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$127,802	$38,178	$(11,492)	$154,488
Cost of products sold	—	69,265	25,051	(11,492)	82,824
Gross profit	—	58,537	13,127	—	71,664
Operating expenses:
Selling and administrative expenses	8,488	5,746	5,114	—	19,348
Advertising costs	—	13,914	3,806	—	17,720
Research and development costs	—	1,203	10	—	1,213
Amortization of acquired intangible assets	—	15,091	3,260	—	18,351
Total operating expenses	8,488	35,954	12,190	—	56,632
Operating (loss) profit	(8,488)	22,583	937	—	15,032
Non-operating expenses (income):
Interest expense	23,924	—	3	—	23,927
Other expense, net	116	6	393	—	515
(Loss) earnings before (benefit) provision for income taxes	(32,528)	22,577	541	—	(9,410)
(Benefit) provision for income taxes	(12,274)	8,650	6	—	(3,618)
Equity earnings of subsidiaries, net of taxes	14,462	535	—	(14,997)	—
Net (loss) earnings	$(5,792)	$14,462	$535	$(14,997)	$(5,792)

Other comprehensive (loss) income:
Foreign currency translation	(8,330)	(8,330)	(8,330)	16,660	(8,330)
Comprehensive (loss) income	$(14,122)	$6,132	$(7,795)	$1,663	$(14,122)

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(2,814)	$19,173	$(1,204)	$(17,969)	$(2,814)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,092	9,627	11,142	—	23,861
Share-based compensation	177	—	—	—	177
Deferred income taxes	—	(5,989)	(23)	—	(6,012)
Equity earnings of subsidiaries, net of taxes	(19,173)	1,204	—	17,969	—
Other	—	—	2	—	2
Cash effect of changes in:
Accounts receivable, net	—	(20,534)	46	—	(20,488)
Inventories	—	(5,376)	(2,040)	—	(7,416)
Due from Parent	(1,460)	—	—	—	(1,460)
Other current assets	—	16	(1,360)	—	(1,344)
Accounts payable and accrued liabilities	1,705	17,969	3,907	—	23,581
Income taxes payable	(12,782)	17,662	(857)	—	4,023
Due Clorox	(69)	—	—	—	(69)
Intercompany and other	44,537	(33,535)	(10,433)	—	569
Net cash (used in) provided by operating activities	13,213	217	(820)	—	12,610
Cash flows from investing activities:
Capital expenditures	(363)	(217)	(131)	—	(711)
Acquisition, net	—	—	(1,892)	—	(1,892)
Investment in affiliate	(10,000)	—	—	—	(10,000)
Net cash used in investing activities	(10,363)	(217)	(2,023)	—	(12,603)
Cash flows from financing activities:
Borrowings under revolver	5,000	—	—	—	5,000
Payments on revolver	(5,000)	—	—	—	(5,000)
Principal payments on term loan	(10,500)	—	—	—	(10,500)
Payment of advance from Parent	(50)	—	—	—	(50)
Net cash provided by financing activities	(10,550)	—	—	—	(10,550)
Effect of exchange rate changes on cash	—	—	70	—	70
Net increase in cash	(7,700)	—	(2,773)	—	(10,473)
Cash at beginning of period	14,843	—	6,410	—	21,253
Cash at end of period	$7,143	$—	$3,637	$—	$10,780

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(5,792)	$14,462	$535	$(14,997)	$(5,792)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,004	17,183	3,588	—	23,775
Share-based compensation	142	—	—	—	142
Deferred income taxes	—	(6,932)	180	—	(6,752)
Equity earnings of subsidiaries, net of taxes	(14,462)	(535)	—	14,997
Cash effect of changes in:
Accounts receivable, net	—	(11,514)	2,690	—	(8,824)
Inventories	—	(950)	1,098	—	148
Prepaid taxes	137	—	—	—	137
Other current assets	579	(484)	614	—	709
Accounts payable and accrued liabilities	(3,135)	4,150	(3,274)	—	(2,259)
Due Clorox	—	—	(134)	—	(134)
Intercompany and other	18,264	(14,344)	(4,986)	—	(1,066)
Net cash (used in) provided by operating activities	(1,263)	1,036	311	—	84
Cash flows from investing activities:
Capital expenditures	(625)	(1,036)	(89)	—	(1,750)
Net cash used in investing activities	(625)	(1,036)	(89)	—	(1,750)
Cash flows from financing activities:
Borrowings under revolver	23,000	—	—	—	23,000
Payments on revolver	(21,000)	—	—	—	(21,000)
Principal payments on term loan	(1,500)	—	—	—	(1,500)
Payment of advance from Parent	(50)	—	—	—	(50)
Net cash provided by financing activities	450	—	—	—	450
Effect of exchange rate changes on cash	—	—	(94)	—	(94)
Net increase in cash	(1,438)	—	128	—	(1,310)
Cash at beginning of period	1,477	—	2,729	—	4,206
Cash at end of period	$39	$—	$2,857	$—	$2,896

Note 8 — Investment in Affiliate

On March 17, 2014, the Company paid $10.0 million to acquire a non-controlling equity interest in IDQ Acquisition Corp. (“IDQ”) and also paid $1.2 million in transaction fees and closing costs.  The investment is accounted for under the cost method of accounting.  The Company did not evaluate the investment for impairment due to the limited holding time period.  The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction.  The transaction fees and closing costs are reported in selling and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss).  On the same date, Parent acquired a controlling equity interest in IDQ.  In connection with the investment, the Company entered into a Shared Services and Supply Agreement (the “Shared Services Agreement”) with IDQ and Parent pursuant to which certain products and services will be provided by one party to another, as agreed by the Company and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and us.  On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA.  Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility.  The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA  fees and expenses incurred for the Company’s investment in IDQ Acquisition Corp., the Company’s implementation of a management services agreement with IDQ Acquisition Corp. and the Company’s pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

Note 9— Stock Option Modification

On June 23, 2014, the Company modified the stock option grant agreements for certain employees participating in the Company’s Stock Option Plan (the “Plan”).  In addition, the Company granted additional options covering 2,252,500 shares to employees during the three months ended June 30, 2014 at $1.00 per share. One half of the modified and newly granted options shall vest ratably over a five year period from the date of grant/modification based upon the passage of time (the “Time Award”), while the remaining 50% of the options will vest upon the achievement of specified performance conditions  as set forth in the grant agreements.   The performance condition can be met each fiscal year if certain EBITDA targets are achieved, subject to certain carry back and carry forward provisions, or if a change of control occurs and the applicable return of capital target is met.

In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recorded a charge of approximately $0.2 million during the second quarter of 2014 related to these activities.  The Company expects to record a charge of approximately $3.2 million over the vesting period of the options.

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

Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. The Armor All advertising campaigns, such as the “Go ahead. Stare,” “Care for your car”,”Armor All Way” and “A car is a privilege. Respect it.” build on what we believe to be the strong Armor All brand equity established over the business’s 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

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

Industry trends

The general economic environment in our primary markets has stabilized in the latest 12 to 18 months allowing for moderate growth in the appearance and performance chemical products categories.  We believe the current economic environment and category growth trends are indicative of sustaining trends.  We also believe the trend toward an aging car fleet in our primary markets has reached its height and will likely decrease somewhat as sales of new cars increase as the economy stabilized.

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

Competition remains intense in the categories we serve. Recently, smaller brands in both the appearance and performance chemical products categories continue to have success gaining market share.  The Company continues to invest significant resources in advertising campaigns and with trade partners on promotional activities for its brands. While we believe our brands and customer relationships are strong, there is no assurance we will be able to maintain or improve our current competitive position.

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

Results of Operations

Three and six month periods ended June 30, 2014 compared to the corresponding periods in 2013

Financial data for the three and six month periods ended June 30, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change	%	2014	2013	Change	%
Net sales	$81,896	$80,075	$1,821	2	$162,455	$154,488	$7,967	5
Cost of products sold	44,610	42,339	2,271	5	86,264	82,824	3,440	4
Gross profit	37,286	37,736	(450)	(1)	76,191	71,664	4,527	6
Operating expenses:
Selling and administrative expenses	11,031	9,745	1,286	13	22,583	19,348	3,235	17
Advertising costs	8,695	14,147	(5,452)	(39)	14,100	17,720	(3,620)	(20)
Research and development costs	626	575	51	9	1,234	1,213	21	2
Amortization of acquired intangible assets	9,133	9,176	(43)	—	18,244	18,351	(107)	(1)
Total operating expenses	29,485	33,643	(4,158)	(12)	56,161	56,632	(471)	(1)
Operating profit	7,801	4,093	3,708	91	20,030	15,032	4,998	33
Non-operating expenses:
Interest expense	11,881	12,021	(140)	(1)	23,830	23,927	(97)	—
Other expense (income), net	66	403	(337)	(84)	(355)	515	(870)	(169)
Loss before benefit for income taxes	(4,146)	(8,331)	4,185	(50)	(3,445)	(9,410)	5,956	(63)
Benefit for income taxes	(1,258)	(3,045)	1,787	(59)	(631)	(3,618)	2,987	(83)
Net loss	$(2,888)	$(5,286)	$2,398	(45)	$(2,814)	$(5,792)	$2,978	(51)

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

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada.  Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia, Latin America and Asia.  The following table summarizes our net sales for the three and six month periods ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Change		% of Net Sales
	2014	2013	$	%	2014	2013
Net sales
North America:
Armor All products	$48,907	$46,289	$2,618	6	60	58
STP products	12,605	13,945	(1,340)	(10)	15	17
Other brands	1,590	1,771	(181)	(10)	2	2
Total North America	63,102	62,005	1,097	2	77	77
International	18,794	18,070	724	4	23	23
Consolidated net sales	$81,896	$80,075	$1,821	2	100	100

	Six Months Ended June 30,		Change		% of Net Sales
	2014	2013	$	%	2014	2013
Net sales
North America:
Armor All products	$94,781	$86,845	$7,936	9	58	56
STP products	26,231	27,813	(1,582)	(6)	16	18
Other brands	3,657	3,961	(304)	(8)	2	3
Total North America	124,669	118,619	6,050	5	77	77
International	37,786	35,869	1,917	5	23	23
Consolidated net sales	$162,455	$154,488	$7,967	5	100	100

In North America, the increase in net sales during both the three month and six month periods ended June 30, 2014 as compared to the same period in 2013 was driven by the Armor All brand which had strong product placement and promotions, especially in wipes and specially packaged products. Additionally, Armor All was positively impacted by improved weather conditions compared to 2013.  During this same time frame, North America sales in STP products decreased due to strong promotional events by our competitors.

International net sales for both the three month and six month periods ended June 30, 2014 showed growth, which was driven by higher sales in the United Kingdom business of $1.6 million and $3.3 million, respectively.  This increase was the result of an acquisition made in the third quarter of 2013.  Partially offsetting this increase were lower sales in Asia export due to the currency fluctuation impact on customers ordering product which reduced net sales by $0.8 million and $1.3 million for the three and six month periods ended June 30, 2014.

Gross profit

Our gross profit for the three and six month periods ended June 30, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change	%	2014	2013	Change	%
Gross profit	$37,286	$37,736	$(450)	(1)	$76,191	$71,664	$4,527	6
Stated as a percentage of net sales	45.5%	47.1%			46.9%	46.4%

The  higher sales volume discussed above contributed to our gross profit dollars in the three month period ended June 30, 2014 as compared to the corresponding period in 2013. However, our gross profit dollars and percentage of net sales were negatively impacted by the mix of products sold with higher sales of promotional specially packaged products which are generally at a lower gross margin.

For the six month period ended June 30, 2014 as compared to the corresponding period in 2013, increased sales volume resulted in higher gross profit dollars and higher percentage of net sales.  The favorable impact of volume on gross profit as a percentage of sales was partially offset by unfavorable mix of products sold including high sales in the 2014 period of specially packaged products or promotional events.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three and six month periods ended June 30, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change	%	2014	2013	Change	%
Selling and administrative expenses	$11,031	$9,745	$1,286	13	$22,583	$19,348	$3,235	17
Advertising costs	8,695	14,147	(5,452)	(39)	14,100	17,720	(3,620)	(20)
Research and development costs	626	575	51	9	1,234	1,213	21	2
	$20,352	$24,467	$(4,115)	(17)	$37,917	$38,281	$(364)	(1)
Stated as a percentage of net sales	24.9%	30.6%			23.3%	24.8%

The increases in our selling and administrative expenses in the three and six months period ended June 30, 2014 as compared to the corresponding periods in 2013 is primarily due an increase in salaries and benefits due to a bonus accrual based on stronger business performance, an overall 3% merit increase and costs related to the IDQ business integration.

The decrease in our advertising costs in both the three month and six month periods ended June 30, 2014 as compared to the corresponding period in 2013 was primarily due a reduction in our North America STP media spending from TV to radio content and a shift in timing of certain consumer marketing and research projects to the second half of 2014.

Income taxes

Our effective tax benefit rate for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Effective tax benefit rate	30.3%	36.6%	18.3%	38.4%

Our effective tax benefit rate for the three and six month periods ended June 30, 2014 differ from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate. Further, the Company’s effective tax benefit rate has decreased for the three and six month periods ended June 30, 2014 as compared to the corresponding periods in 2013 primarily as a result of a discrete tax  charge of  $0.8 million recorded during the six month period ending June 30, 2014.  The discrete tax charge is primarily the result of a change in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities, and a change in the Company’s blended state tax rate.

Liquidity and capital resources

Our principal sources of liquidity are our cash of $10.8 million as of June 30, 2014, and our $50.0 million revolving credit loan, the entirety of which is undrawn and fully available to us as of June 30, 2014. Our principal source of operating cash inflows is from sales of product to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. At June 30, 2014, $3.6 million of our cash is held by foreign subsidiaries to fund their working capital needs. To date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. We believe that, as of  June 30, 2014, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.  As of June 30, 2014, the Company was in compliance with all covenants related to the Credit Facility.

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

Cash flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$12,610	$84
Net cash used in investing activities	(12,603)	(1,750)
Net cash (used in) provided by financing activities	(10,550)	450

Operating activities

Significant elements of our of $12.6 million net cash provided by operating activities for the six months ended June 30, 2014 is our net loss of $2.8 million, an increase in net operating assets of $2.6 million, offset by non-cash charges of $18.0 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes. Elements of the $0.1  million net cash provided by operating activities for the six months ended June 30, 2013 included our net loss of $5.8 million and an increase in net operating assets of $11.3 million, offset by non-cash charges of $17.2 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes.  The increase in our net operating assets in 2014 included increases of $20.4 million and $23.5 million in accounts receivable and accounts payable and accrued liabilities, respectively, commensurate with our seasonal sales volume in advance of the summer season.

Investing activities

Our cash used in investing activities for the six month period ended June 30, 2014 was comprised of $0.7 million of capital expenditures, a small acquisition in our international region of $1.9 million, as well as a $10.0 million investment in an affiliate in the first quarter of 2014. Cash used in investing activities of $1.8 million for the six month period ended June 30, 2013 consisted solely of capital expenditures.  Capital spending declined to 0.4% from 1.1% of net sales in the six month period ended June 30, 2014 as compared to the corresponding period in 2013.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2014 included $1.5 million of principal payments on our term loan as well as an additional mandatory prepayment of principal in the amount of $9.0 million due to excess cash generated in the year ended December 31, 2013 pursuant to the Term Loan agreement.  Net cash provided by in financing activities for the six months ended June 30, 2013 included $1.5 million of principal payment on our term loan and net cash inflows on our revolver of $2.0 million to fund operating activities.

Indebtedness

We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition, including a revolving credit loan and a term loan under the Credit Facility and Senior Notes. As of June 30, 2014 we have aggregate gross amount of indebtedness of approximately $555.5 million, exclusive of issuance discounts, including a remaining $280.5 million owed on our Term Loan having quarterly principal payments of $0.8 million and the remaining principal maturing in November 2016, and $275.0 million in aggregate principal amount of 9.25% Senior Notes due 2018.  Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. As of June 30, 2014, the Company was in compliance with all covenants related to the Credit Facility.  For additional details related to our debts, see Note 9 of the Notes to the Consolidated Financial Statements, “Debt”, contained in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Commitments and contingencies

For details related to our contractual obligations and other commitments and contingencies, see (i) Note 4 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” included in this Quarterly Report, and (ii) Note 11 of the Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2013, “Commitments and Contingencies”,  and Management’s Discussion and Analysis of Financial Condition and Results of Operations “Certain Information Concerning Contractual Obligations” included in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For details about our market risk, see Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”, included in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of June 30, 2014, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

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

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 8, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2014

ARMORED AUTOGROUP INC.

/s/ MICHAEL KLEIN
Michael Klein
Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer