Form 10-Q
period 2014-09-30
Armored AutoGroup Inc.
filed 2014-11-06
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The aggregate number of shares of the registrant’s common stock outstanding on November 1, 2014 was 1,000 shares of common stock $.01 par value.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$13,431	$21,253
Accounts receivable, net	73,977	60,324
Inventories	45,883	34,043
Other current assets	10,565	11,676
Total current assets	143,856	127,296
Property, plant and equipment, net	25,351	28,936
Goodwill	358,647	358,826
Intangible assets, net	284,380	313,470
Investment in affiliate	10,000	—
Deferred financing costs and other assets, net	2,363	3,719
Total assets	$824,597	$832,247
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$19,365	$6,989
Accrued expenses and other current liabilities	35,554	24,594
Due to Clorox	22	91
Due to Parent	251	745
Current portion of long-term debt, less discount	1,318	71
Total current liabilities	56,510	32,490
Long-term debt, less discount and current portion	543,161	553,511
Other liability	2,500	2,500
Deferred income taxes	80,446	89,610
Total liabilities	682,617	678,111
Commitments and contingencies (Note 4)
Shareholder’s Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at September 30, 2014 and December 31, 2013)	—	—
Additional paid-in capital	260,200	261,040
Accumulated deficit	(105,888)	(98,955)
Accumulated other comprehensive (loss)	(12,332)	(7,949)
Total shareholder’s equity	141,980	154,136
Total liabilities and shareholder’s equity	$824,597	$832,247

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$70,459	$71,007	$232,914	$225,495
Cost of products sold	38,756	38,483	125,020	121,307
Gross profit	31,703	32,524	107,894	104,188
Operating expenses:
Selling and administrative expenses	9,492	9,854	32,075	29,202
Advertising costs	7,028	6,767	21,128	24,487
Research and development costs	653	626	1,887	1,839
Amortization of acquired intangible assets	9,133	9,175	27,377	27,526
Total operating expenses	26,306	26,422	82,467	83,054
Operating profit	5,397	6,102	25,427	21,134
Non-operating expenses:
Interest expense	11,892	12,049	35,722	35,976
Other expense (income), net	174	(68)	(181)	447
Loss before benefit for income taxes	(6,669)	(5,879)	(10,114)	(15,289)
Benefit for income taxes	(2,548)	(3,604)	(3,179)	(7,222)
Net loss	$(4,121)	$(2,275)	$(6,935)	$(8,067)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5,542)	2,336	(4,383)	(5,994)
Comprehensive income (loss)	$(9,663)	$61	$(11,318)	$(14,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,935)	$(8,067)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	35,796	35,713
Share-based compensation	(840)	216
Other	2	—
Deferred income taxes	(9,154)	(12,996)
Cash effect of changes in:
Accounts receivable, net	(13,188)	1,778
Inventories	(11,323)	6,287
Prepaid taxes	1,268	3,329
Other current assets	(130)	(1,902)
Accounts payable and accrued liabilities	22,175	5,079
Due to Clorox	(69)	(134)
Other	(171)	(771)
Net cash provided by operating activities	17,431	28,532

Cash flows from investing activities:
Capital expenditures	(1,519)	(2,894)
Acquisition, net	(1,797)	(3,755)
Investment in affiliate	(10,000)	—
Net cash used in investing activities	(13,316)	(6,649)

Cash flows from financing activities:
Borrowings under revolver	11,000	23,000
Payments on revolver	(11,000)	(23,000)
Principal payments on term loan	(11,250)	(2,250)
Payment on advance from Parent	(494)	(50)
Net cash used in by financing activities	(11,744)	(2,300)

Effect of exchange rate changes on cash	(193)	(57)

Net (decrease) increase in cash	(7,822)	19,526
Cash at beginning of period	21,253	4,206
Cash at end of period	$13,431	$23,732

Supplemental cash flow disclosures:
Cash paid for interest	$26,126	$26,567
Cash paid for income taxes	$4,743	$3,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Armored AutoGroup Inc. is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armored AutoGroup Inc. delivers its products to distributors, resellers and end customers (collectively, “the customers”) through its direct operations in the United States, Canada, Mexico, Australia, China and the United Kingdom and distributor relationships in approximately 50 countries. The Armor All and STP brands offer multiple automotive appearance and performance chemical products that can be found in most of the major developed countries around the world.

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

Basis of Presentation

The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2014 and 2013 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. During the quarter ended September 30, 2014, management revised its estimated compensation expense resulting in a reduction of $1.0 million in selling and administrative expense for the quarter. Further, the results for the interim periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or for any future period.

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

The Company files consolidated federal and certain state income tax returns with its Parent.  Income taxes have been prepared on a separate return basis.  The Company pays its tax liability on behalf of its Parent.

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

Goodwill and Intangible Assets

The Company tests its goodwill and trademark and brand intangible assets with indefinite lives annually as of October 1st unless there are indications during an interim period that these assets may have become impaired.  Goodwill impairment occurs when the carrying amount of one of the Company’s reporting unit’s goodwill exceeds its implied fair value. The Company would then record an impairment charge being the difference between the carrying amount and the implied fair value of the reporting unit’s goodwill. For trademarks and brand intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value and an impairment charge is recorded for the difference between the carrying amount and the fair value. The Company’s estimates of fair value are based primarily on a discounted cash flow approach as supplemented by a market based approach. Significant judgment is necessary in the preparation of assumptions and estimates inherent in such valuation approaches, particularly with respect to the determination of future volumes, revenue and expense growth rates, changes in working capital use, foreign-exchange rates, inflation, the selection of an appropriate discount rate and the calculation of an average earnings before interest, tax, depreciation and amortization (“EBITDA”) multiple of a selected public-company peer group. In particular, the discount rates the Company utilizes in these analyses, as well as expectations for future cash flows, may be influenced by such factors as changes in interest rates, rates of inflation and changes in regional risk.  During the nine months ended September 30, 2014, goodwill decreased by $0.2 million due to currency translation of $2.1 million and partially offset by the preliminary purchase accounting related to a small acquisition in our international region of $1.9 million.

Property, Plant & Equipment and Finite-Lived Intangible Assets

Property, plant and equipment and finite-lived intangible assets are stated at cost less accumulated depreciation and amortization. The Company calculates depreciation and amortization expense by the straight-line method using estimated useful lives of the related assets. The Company reviews property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s impairment review is based on an estimate of the undiscounted cash flows at the lowest level for which identifiable cash flows exist and impairment occurs when the book value of the asset group exceeds the estimated future undiscounted cash flows generated by the asset group. When impairment is indicated, a charge is recorded for the difference between the book value of the asset group and its fair value. Depending on the asset or asset group, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in a similar condition.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss or comprehensive (loss) income.

Recent Accounting Pronouncements

In August 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact.  The ASU requires management to make this evaluation for both the annual and interim reporting periods, if applicable.  Management is also required to evaluate and disclose whether its plans alleviate that doubt.  The ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  The Company is assessing the impact of the adoption of the ASU on its disclosure requirements.

In June 2014 the FASB issued ASU No. 2014-12—Compensation-Stock Compensation.  The ASU is intended to resolve diverse accounting treatment for accounting for share-based payments when the terms of an award provide that the performance target could be achieved after the requisite service period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.  The Company is assessing the impact on the adoption of the ASU on its financial statements.

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

Note 2 — Inventories

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$38,764	$28,400
Raw materials and packaging	9,476	7,896
Allowances for obsolescence	(2,357)	(2,253)
	$45,883	$34,043

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

The Company’s financial instruments consist of cash, trade accounts receivable, trade accounts payable and long-term debt.  Due to their short-term maturity, the carrying amounts of cash, trade accounts receivable and trade accounts payable approximate their fair market values.  The carrying and fair values of the Company’s long-term debt were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$275,946	$279,051	$285,982	$291,000
Senior notes	268,533	280,500	267,600	267,438

The fair value of the Term Loan and the Senior Notes was determined using broker quotes, which use discounted cash flows, an income approach, and the then applicable forward LIBOR rates and, therefore, meets the definition of Level 2 fair value, as defined above.

Note 4 — Commitments and Contingencies

Litigation and Other Legal Matters

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company agreed to indemnify and reimburse Clorox for 50% of the first $5,000,000 in settlement costs related to the contract claim. As of September 30, 2014 and December 31, 2013, the Company has accrued $2.5 million in long-term liabilities related to this contingency.

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

Note 5 — Income taxes

The Company’s effective tax benefit rate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Effective tax benefit rate	38.2%	61.3%	31.4%	47.2%

The Company’s effective tax benefit rate for the three month period ended September 30, 2014 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate. Further, the Company’s effective tax benefit rate has decreased for the three month period ended September 30, 2014 as compared to the corresponding period in 2013, as a result of a discrete tax benefit of $0.2 million recorded during the three month period ending September 30, 2014.  The discrete tax benefit is primarily the result of a change in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities, a change in the Company’s blended state tax rate, and true-ups related to the filing of the Company’s 2013 income tax returns.

The Company’s effective tax benefit rate for the nine month period ended September 30, 2014 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes. Further, the Company’s effective tax benefit rate has decreased for the nine month period ended September 30, 2014 as compared to the corresponding period in 2013 primarily as a result of a discrete tax charge of $0.6 million recorded during the nine month period ending September 30, 2014.  The discrete tax charge is primarily the result of a change in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities, a change in the Company’s blended state tax rate, and true-ups related to the filing of the Company’s 2013 income tax returns.

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

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three months ended September 30, 2014
	North America	International	Corporate	Consolidated
Net sales	$50,503	$19,956	$—	$70,459
Earnings (loss) before income taxes	14,092	262	(21,023)	(6,669)
Capital expenditures	669	138	—	807
Depreciation of property, plant and equipment and amortization of intangible assets	1,558	122	9,133	10,813

	Three months ended September 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$50,886	$20,121	$—	$71,007
Earnings (loss) before income taxes	11,421	3,924	(21,224)	(5,879)
Capital expenditures	1,049	95	—	1,144
Depreciation of property plant and equipment and amortization of intangible assets	1,556	127	9,175	10,858

	Nine months ended September 30, 2014
	North America	International	Corporate	Consolidated
Net sales	$175,172	$57,742	$—	$232,914
Earnings (loss) before income taxes	49,330	3,653	(63,097)	(10,114)
Capital expenditures	1,250	269	—	1,519
Depreciation of property, plant and equipment and amortization of intangible assets	4,720	365	27,377	32,462

	Nine months ended September 30, 2013
	North America	International	Corporate	Consolidated
Net sales	$169,505	$55,990	$—	$225,495
Earnings (loss) before income taxes	41,724	6,489	(63,502)	(15,289)
Capital expenditures	2,652	242	—	2,894
Depreciation of property plant and equipment and amortization of intangible assets	4,577	404	27,525	32,506

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

Condensed Consolidating Balance Sheet

September 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$7,302	$—	$6,129	$—	$13,431
Accounts receivable, net	—	57,541	16,436	—	73,977
Inventories	—	33,175	12,708	—	45,883
Other current assets	81,798	(74,559)	3,326	—	10,565
Total current assets	89,100	16,157	38,599	—	143,856
Property, plant and equipment, net	7,264	15,675	2,412	—	25,351
Goodwill	—	310,576	48,071	—	358,647
Intangible assets, net	—	253,820	32,211	(1,651)	284,380
Investment in subsidiaries	595,664	109,047	—	(704,711)	—
Investment in affiliate	10,000	—	—	—	10,000
Deferred financing costs and other assets, net	2,276	87	—	—	2,363
Total assets	$704,304	$705,362	$121,293	$(706,362)	$824,597

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$933	$14,418	$4,014	$—	$19,365
Accrued expenses and other current liabilities	17,389	9,976	8,189	—	35,554
Payable to parent	251	—	—	—	251
Due to Clorox	—	23	(1)	—	22
Current portion of long-term debt, less discount	1,318	—	—	—	1,318
Total current liabilities	19,891	24,417	12,202	—	56,510
Long-term debt, less discount and current portion	543,161	—	—	—	543,161
Other liability	2,500	—	—	—	2,500
Deferred income taxes	5,121	75,281	44	—	80,446
Total liabilities	570,673	99,698	12,246	—	682,617
Shareholder’s equity	133,631	605,664	109,047	(706,362)	141,980
Total liabilities and shareholder’s equity	$704,304	$705,362	$121,293	$(706,362)	$824,597

Condensed Consolidating Balance Sheet

Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$14,843	$—	$6,410	$—	$21,253
Accounts receivable	—	43,784	16,540	—	60,324
Inventory	—	24,553	9,490	—	34,043
Other current assets	53,931	(43,971)	1,716	—	11,676
Total current assets	68,774	24,366	34,156	—	127,296
Property, plant and equipment	8,061	18,037	2,838	—	28,936
Goodwill	—	310,576	48,250	—	358,826
Intangible assets	—	276,461	38,198	(1,189)	313,470
Investment in subsidiaries	647,107	115,394	—	(762,501)	—
Other assets	3,632	87	—	—	3,719
Total assets	$727,574	$744,921	$123,442	$(763,690)	$832,247
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$169	$4,413	$2,407	$—	$6,989
Accrued expenses and other current liabilities	10,063	8,953	5,578	—	24,594
Due to Clorox	69	23	(1)	—	91
Due to Parent	745	—	—	—	745
Notes payable, current portion	71	—	—	—	71
Total current liabilities	11,117	13,389	7,984		32,490
Notes payable, less current portion and discount	553,511	—	—	—	553,511
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	84,425	64	—	89,610
Total liabilities	572,249	97,814	8,048	—	678,111
Shareholder’s equity	155,325	647,107	115,394	(763,690)	154,136
Total liabilities and shareholder’s equity	$727,574	$744,921	$123,442	$(763,690)	$832,247

Condensed Consolidating Statement of Comprehensive (Loss) Income

Three Months Ended September 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$58,123	$19,924	$(7,588)	$70,459
Cost of products sold	—	30,636	15,708	(7,588)	38,756
Gross profit	—	27,487	4,216	—	31,703
Operating expenses:
Selling and administrative expenses	3,624	2,683	3,185	—	9,492
Advertising costs	—	5,127	1,901	—	7,028
Research and development costs	—	653	—	—	653
Amortization of acquired intangible assets	—	7,546	1,587	—	9,133
Total operating expenses	3,624	16,009	6,673	—	26,306
Operating (loss) profit	(3,624)	11,478	(2,457)	—	5,397
Non-operating expenses:
Interest expense	11,888	—	4	—	11,892
Other expense, net	66	—	108	—	174
(Loss) earnings before (benefit) provision for income taxes	(15,578)	11,478	(2,569)	—	(6,669)
(Benefit) provision for income taxes	(6,016)	3,291	177	—	(2,548)
Equity earnings of subsidiaries, net of taxes	5,441	(2,746)	—	(2,695)	—
Net (loss) earnings	$(4,121)	$5,441	$(2,746)	$(2,695)	$(4,121)

Other comprehensive loss:
Foreign currency translation	(5,542)	(5,542)	(5,542)	11,084	(5,542)
Comprehensive (loss) income	$(9,663)	$(101)	$(8,288)	$8,389	$(9,663)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three months ended September 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$57,639	$19,164	$(5,796)	$71,007
Cost of products sold	—	28,534	15,745	(5,796)	38,483
Gross profit	—	29,105	3,419	—	32,524
Operating expenses:
Selling and administrative expenses	4,532	2,916	2,406	—	9,854
Advertising costs	—	5,396	1,371	—	6,767
Research and development costs	—	625	1	—	626
Amortization of acquired intangible assets	—	7,545	1,630	—	9,175
Total operating expenses	4,532	16,482	5,408	—	26,422
Operating (loss) profit	(4,532)	12,623	(1,989)	—	6,102
Non-operating expenses:
Interest expense	12,044	—	5	—	12,049
Other expense, net	3	1	(72)	—	(68)
(Loss) earnings before (benefit) provision for income taxes	(16,579)	12,622	(1,922)	—	(5,879)
(Benefit) provision for income taxes	(5,360)	1,255	501	—	(3,604)
Equity earnings (loss) of subsidiaries, net of taxes	8,944	(2,423)	—	(6,521)	—
Net (loss) earnings	$(2,275)	$8,944	$(2,423)	$(6,521)	$(2,275)

Other comprehensive loss:
Foreign currency translation	2,336	2,336	2,336	(4,672)	2,336
Comprehensive income (loss)	$61	$11,280	$(87)	$(11,193)	$61

Condensed Consolidating Statement of Comprehensive (Loss) Income

Nine months ended September 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,967	$61,123	$(22,176)	$232,914
Cost of products sold	—	102,126	45,070	(22,176)	125,020
Gross profit	—	91,841	16,053	—	107,894
Operating expenses:
Selling and administrative expenses	14,840	8,141	9,094	—	32,075
Advertising costs	—	15,804	5,324	—	21,128
Research and development costs	—	1,887	—	—	1,887
Amortization of acquired intangible assets	—	22,636	4,741	—	27,377
Total operating expenses	14,840	48,468	19,159	—	82,467
Operating (loss) profit	(14,840)	43,373	(3,106)	—	25,427
Non-operating expenses (income):
Interest expense	35,713	—	9	—	35,722
Other expense, net	(402)	—	221	—	(181)
(Loss) earnings before (benefit) provision for income taxes	(50,151)	43,373	(3,336)	—	(10,114)
(Benefit) provision for income taxes	(18,600)	14,809	612	—	(3,179)
Equity earnings of subsidiaries, net of taxes	24,616	(3,948)	—	(20,668)	—
Net (loss) earnings	$(6,935)	$24,616	$(3,948)	$(20,668)	$(6,935)

Other comprehensive (loss) income:
Foreign currency translation	(4,383)	(4,383)	(4,383)	8,766	(4,383)
Comprehensive (loss) income	$(11,318)	$20,233	$(8,331)	$(11,902)	$(11,318)

Condensed Consolidating Statement of Comprehensive (Loss) Income

Nine months ended September 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$185,441	$57,342	$(17,288)	$225,495
Cost of products sold	—	97,799	40,796	(17,288)	121,307
Gross profit	—	87,642	16,546	—	104,188
Operating expenses:
Selling and administrative expenses	13,020	8,662	7,520	—	29,202
Advertising costs	—	19,310	5,177	—	24,487
Research and development costs	—	1,828	11	—	1,839
Amortization of acquired intangible assets	—	22,636	4,890	—	27,526
Total operating expenses	13,020	52,436	17,598	—	83,054
Operating (loss) profit	(13,020)	35,206	(1,052)	—	21,134
Non-operating expenses (income):
Interest expense	35,968	—	8	—	35,976
Other expense, net	119	7	321	—	447
(Loss) earnings before (benefit) provision for income taxes	(49,107)	35,199	(1,381)	—	(15,289)
(Benefit) provision for income taxes	(17,634)	9,905	507	—	(7,222)
Equity earnings (loss) of subsidiaries, net of taxes	23,406	(1,888)	—	(21,518)	—
Net (loss) earnings	$(8,067)	$23,406	$(1,888)	$(21,518)	$(8,067)

Other comprehensive (loss) income:
Foreign currency translation	(5,994)	(5,994)	(5,994)	11,988	(5,994)
Comprehensive (loss) income	$(14,061)	$17,412	$(7,882)	$(9,530)	$(14,061)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(6,935)	$24,616	$(3,948)	$(20,668)	$(6,935)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,632	25,750	5,414	—	35,796
Share-based compensation	(840)	—	—	—	(840)
Deferred income taxes	—	(9,134)	(20)	—	(9,154)
Equity earnings of subsidiaries, net of taxes	(19,173)	1,204	—	17,969	—
Other	—	—	2	—	2
Cash effect of changes in:
Accounts receivable, net	—	(13,757)	569	—	(13,188)
Inventories	—	(8,622)	(2,701)	—	(11,323)
Other current assets	510	865	(1,505)	—	(130)
Prepaid taxes	(28,389)	29,657	—	—	1,268
Accounts payable and accrued liabilities	8,093	11,025	3,057	—	22,175
Due Clorox	(69)	—	—	—	(69)
Intercompany and other	56,873	(60,853)	1,110	2,699	(171)
Net cash provided by operating activities	14,702	751	1,978	—	17,431

Cash flows from investing activities:
Capital expenditures	(499)	(751)	(269)	—	(1,519)
Acquisition, net	—	—	(1,797)	—	(1,797)
Investment in affiliate	(10,000)	—	—	—	(10,000)
Net cash used in investing activities	(10,499)	(751)	(2,066)	—	(13,316)

Cash flows from financing activities:
Borrowings under revolver	11,000	—	—	—	11,000
Payments on revolver	(11,000)	—	—	—	(11,000)
Principal payments on term loan	(11,250)	—	—	—	(11,250)
Payment of advance from Parent	(494)	—	—	—	(494)
Net cash used in financing activities	(11,744)	—	—	—	(11,744)

Effect of exchange rate changes on cash	—	—	(193)	—	(193)

Net decrease in cash	(7,541)	—	(281)	—	(7,822)
Cash at beginning of period	14,843	—	6,410	—	21,253
Cash at end of period	$7,302	$—	$6,129	$—	$13,431

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(8,067)	$23,406	$(1,888)	$(21,518)	$(8,067)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,556	25,553	5,604	—	35,713
Share-based compensation	216	—	—	—	216
Deferred income taxes	—	(13,225)	229	—	(12,996)
Equity earnings of subsidiaries, net of taxes	(23,406)	1,888	—	21,518	—
Cash effect of changes in:
Accounts receivable, net	105	(1,390)	3,063	—	1,778
Inventories	—	6,157	130	—	6,287
Prepaid taxes	3,329	—	—	—	3,329
Other current assets	(6,134)	6,798	(2,566)	—	(1,902)
Accounts payable and accrued liabilities	3,168	3,442	(1,531)	—	5,079
Due Clorox	—	—	(134)	—	(134)
Intercompany and other	45,277	(50,960)	4,912	—	(771)
Net cash provided by operating activities:	19,044	1,669	7,819	—	28,532

Cash flows from investing activities:
Capital expenditures	(1,000)	(1,669)	(225)	—	(2,894)
Acquisition, net	—	—	(3,755)	—	(3,755)
Net cash used in investing activities	(1,000)	(1,669)	(3,980)	—	(6,649)

Cash flows from financing activities:
Borrowings under revolver	23,000	—	—	—	23,000
Payments on revolver	(23,000)	—	—	—	(23,000)
Principal payments on term loan	(2,250)	—	—	—	(2,250)
Payment of advance from Parent	(50)	—	—	—	(50)
Net cash used in by financing activities	(2,300)	—	—	—	(2,300)

Effect of exchange rate changes on cash	—	—	(57)	—	(57)

Net increase in cash	15,744	—	3,782	—	19,526
Cash at beginning of period	1,477	—	2,729	—	4,206
Cash at end of period	$17,221	$—	$6,511	$—	$23,732

Note 8 — Investment in Affiliate

On March 17, 2014, the Company paid $10.0 million to acquire a non-controlling equity interest in IDQ Acquisition Corp. (“IDQ”) and also paid $1.2 million in transaction fees and closing costs.  The investment is accounted for under the cost method of accounting.  The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction.  The transaction fees and closing costs are reported in selling and administrative expenses on the Condensed Consolidated Statements of Comprehensive (Loss) Income.  On the same date, Parent acquired a controlling equity interest in IDQ.  In connection with the investment, the Company entered into a Shared Services and Supply Agreement (the “Shared Services Agreement”) with IDQ and Parent pursuant to which certain products and services will be provided by one party to another, as agreed by the Company and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and us.  On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA.  Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility.  The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA  fees and expenses incurred for the Company’s investment in IDQ Acquisition Corp., the Company’s implementation of a management services agreement with IDQ Acquisition Corp. and the Company’s pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

Note 9— Stock Option Modification

Employees of the Company participate in the Stock Option Plan of AAG Parent (the “Plan”). On June 23, 2014, AAG Parent modified the stock option grant agreements for certain employees participating in the Plan.  In addition, AAG Parent granted additional options covering 2,385,000 shares to employees during the three months ended June 30, 2014 at $1.00 per share. One half of the modified and newly granted options shall vest ratably over a five year period from the date of grant/modification based upon the passage of time (the “Time Award”), while the remaining 50% of the options will vest upon the achievement of specified performance conditions  as set forth in the grant agreements.   The performance condition can be met each fiscal year if certain EBITDA targets are achieved, subject to certain carry back and carry forward provisions, or if a change of control occurs and the applicable return of capital target is met.

In the three month period ended September 30, 2014, the Company determined that stock compensation expense was not required based on the vesting provisions of the 2010 Equity Incentive Plan.  From November 2010 to June 2014 the Company had recorded stock compensation expense of $1.0 million.  As a result of the Company’s determination, selling and administrative expenses for the three and nine month periods ended September 30, 2014 are reduced by $1.0 million and $0.8 million, respectively.

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

Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. The Armor All advertising campaigns, such as the “Go ahead. Stare,” “Care for your car”, “Armor All Way” and “A car is a privilege. Respect it.” build on what we believe to be the strong Armor All brand equity established over the business’s 50 year history to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.

The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 50 years. Regular use of STP additives as part of basic maintenance helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel intake systems clean. We believe the STP brand fuel and oil additives, functional fluids and Armor All automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

Industry trends

The general economic environment in our primary markets began to stabilize in 2012 allowing for moderate growth in the appearance and performance chemical products categories.  We believe the current economic environment and category growth trends are indicative of sustaining trends.  We also believe the trend toward an aging car fleet in our primary markets has reached its height and will likely decrease somewhat as sales of new cars has increased as the economy stabilizes.

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

•                  Adjusted EBITDA— is a measure to calculate certain incentive-based compensation and certain financial covenants related to our Credit Facility and as a factor in our tangible and intangible asset impairment test.

Results of Operations

Three and nine month periods ended September 30, 2014 compared to the corresponding periods in 2013

Financial data for the three and nine month periods ended September 30, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change	%	2014	2013	Change	%
Net sales	$70,459	$71,007	$(548)	(1)	$232,914	$225,495	$7,419	3
Cost of products sold	38,756	38,483	273	1	125,020	121,307	3,713	3
Gross profit	31,703	32,524	(821)	(3)	107,894	104,188	3,706	4
Operating expenses:
Selling and administrative expenses	9,492	9,854	(362)	(4)	32,075	29,202	2,873	10
Advertising costs	7,028	6,767	261	4	21,128	24,487	(3,359)	(14)
Research and development costs	653	626	27	4	1,887	1,839	48	3
Amortization of acquired intangible assets	9,133	9,175	(42)	—	27,377	27,526	(149)	(1)
Total operating expenses	26,306	26,422	(116)	—	82,467	83,054	(587)	(1)
Operating profit	5,397	6,102	(705)	(12)	25,427	21,134	4,293	20
Non-operating expenses:
Interest expense	11,892	12,049	(157)	(1)	35,722	35,976	(254)	(1)
Other expense (income), net	174	(68)	242	(356)	(181)	447	(628)	(140)
Loss before benefit for income taxes	(6,669)	(5,879)	(790)	13	(10,114)	(15,289)	5,175	(34)
Benefit for income taxes	(2,548)	(3,604)	1,056	(29)	(3,179)	(7,222)	4,043	(56)
Net loss	$(4,121)	$(2,275)	$(1,846)	81	$(6,935)	$(8,067)	$1,132	(14)

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

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada.  Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia, Latin America and Asia.  The following table summarizes our net sales for the three and nine month periods ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three months ended September 30,		Change		% of Net Sales
	2014	2013	$	%	2014	2013
Net sales
North America:
Armor All products	$36,908	$34,684	$2,224	6	53	49
STP products	11,982	14,350	(2,368)	(17)	17	20
Other brands	1,613	1,852	(239)	(13)	2	3
Total North America	50,503	50,886	(383)	(1)	72	72
International	19,956	20,121	(165)	(1)	28	28
Consolidated net sales	$70,459	$71,007	$(548)	(1)	100	100

	Nine months ended September 30,		Change		% of Net Sales
	2014	2013	$	%	2014	2013
Net sales
North America:
Armor All products	$131,689	$121,529	$10,160	8	57	54
STP products	38,213	42,163	(3,950)	(9)	16	19
Other brands	5,270	5,813	(543)	(9)	2	3
Total North America	175,172	169,505	5,667	3	75	75
International	57,742	55,990	1,752	3	25	25
Consolidated net sales	$232,914	$225,495	$7,419	3	100	100

In North America, net sales declined during the three month period ended September 30, 2014 as compared to the same period in 2013 driven by the STP brand.  Over the last several months, the performance category has experienced a decline in unit sales and high inventory levels at some retailers has resulted in a general slowdown in sales.  Additionally, a third quarter STP promotional program featured a product with a lower sales price per unit versus a similar program a year ago, impacting net sales dollars year over year.  For the nine month period, STP products decreased due to strong promotional events by our competitors in the first half of 2014.  On the appearance side, Armor All continues to show strong growth in both the three month and nine month periods driven by strong product placement and promotions, especially in wipes and specially packaged products. Additionally, Armor All was positively impacted by improved weather conditions compared to 2013.

International net sales for the three month period ended September 30, 2014 showed a slight decline in sales driven by lower sales in Latin America and Asia export of $1.2 million partially offset by the impact of an acquisition made in the United Kingdom in the third quarter of 2013 resulting in increased net sales of $1.0 million.  For the nine month period, sales continue to show strong growth versus prior year driven by higher sales in the United Kingdom business of $4.3 million which is primarily the result of an acquisition made in the third quarter of 2013. Partially offsetting this increase were lower sales in Asia export of $2.1 million due to the decline in volume resulting from a stronger dollar.

Gross profit

Our gross profit for the three and nine month periods ended September 30, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change	%	2014	2013	Change	%
Gross profit	$31,703	$32,524	$(821)	(3)	$107,894	$104,188	$3,706	4
Stated as a percentage of net sales	45.0%	45.8%			46.3%	46.2%

The lower sales volume discussed above partially contributed to our lower gross profit dollars in the three month period ended September 30, 2014 as compared to the corresponding period in 2013. Our gross profit dollars and percentage of net sales continue to be negatively impacted by the mix of products sold with higher sales of promotional specially packaged products which are generally at a lower gross margin.

For the nine month period ended September 30, 2014 as compared to the corresponding period in 2013, increased sales volume resulted in higher gross profit dollars.  The impact of unfavorable product mix discussed above is offset by product cost savings that have helped to maintain gross profit as a percentage of net sales in line with the 2013 rate.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three and nine month periods ended September 30, 2014 and 2013 are as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change	%	2014	2013	Change	%
Selling and administrative expenses	$9,492	$9,854	$(362)	(4)	$32,075	$29,202	$2,873	10
Advertising costs	7,028	6,767	261	4	21,128	24,487	(3,359)	(14)
Research and development costs	653	626	27	4	1,887	1,839	48	3
	$17,173	$17,247	$(74)	—	$55,090	$55,528	$(438)	(1)
Stated as a percentage of net sales	24.4%	24.3%			23.7%	24.6%

The decrease in our selling and administrative expenses in the three month period ended September 30, 2014 as compared to the corresponding period in 2013 is primarily due to the reversal of cumulative stock compensation expense of $1.0 million and a reduction in the compensation expense of $1.0 million, partially offset by IDQ business integration costs which totaled $1.3 million.  The increase in our selling and administrative expenses in the nine month period ended September 30, 2014 is primarily due to IDQ business integration costs which totaled $2.9 million and higher salaries related to compensation expense and profit sharing accrual of $1.4 million, partially offset by the reversal of the cumulative stock compensation expense of $1.0 million.

The increase in our advertising costs in the three month period ended September 30, 2014 as compared to the corresponding period in 2013 was primarily due to timing of consumer marketing and research spend from second quarter to third quarter.  The decrease in spend in the nine month period ended September 30, 2014 as compared to 2013 was a reduction in our North America STP media spending from TV to radio content of approximately $2.0 million and a reduction in discretionary spend of certain consumer and customer marketing programs.

Income taxes

Our effective tax benefit rate for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Effective tax benefit rate	38.2%	61.3%	31.4%	47.2%

Our effective tax benefit rate for the three and nine month periods ended September 30, 2014 differ from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state taxes, which both increase the benefit rate. Further, the Company’s effective tax benefit rate has decreased for the three and nine month periods ended September 30, 2014 as compared to the corresponding periods in 2013 primarily as a result of a discrete tax benefit of $0.2 million for the the three month period ended September 30, 2014 and a discrete tax charge of $0.6 million recorded during the nine month period ending September 30, 2014.  The discrete tax charge is primarily the result of a change in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities, a change in the Company’s blended state tax rate, and true-ups related to the filing of the Company’s 2013 income tax returns.

Adjusted EBITDA

EBITDA is defined as net earnings before interest expense (net), income taxes, depreciation and amortization including goodwill impairment, and is used by management to measure operating performance of the business. ‘‘Adjusted EBITDA’’ is calculated by adding to or subtracting from EBITDA items of expense and income as described below. We also use EBITDA and Adjusted EBITDA as a measure to calculate certain incentive-based compensation and certain financial covenants related to our Credit Facility and as a factor in our tangible and intangible asset impairment test. EBITDA and Adjusted EBITDA are supplemental measures of our performance and our ability to service indebtedness that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net earnings or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. In addition, our measurements of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA for the three and nine month periods ended September 30, 2014 and 2013 is calculated as follows:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change	%	2014	2013	Change	%
Net income(loss), as reported	$(4,121)	$(2,275)	$(1,846)	81	$(6,935)	$(8,067)	$1,132	(14)
Interest expense	11,892	12,049	(157)	(1)	35,722	35,976	(254)	(1)
Income taxes	(2,548)	(3,604)	1,056	(29)	(3,179)	(7,222)	4,043	(56)
Depreciation	1,677	1,762	(85)	(5)	5,079	5,225	(146)	(3)
Amortization	9,133	9,175	(42)	0	27,377	27,526	(149)	(1)
EBITDA	16,033	17,107	(1,074)	(6)	58,064	53,438	4,626	9

Shared based compensation(1)	(1,017)	74	(1,091)	(1,480)	(840)	216	(1,056)	(489)
Loss (Income) on unrestricted(2) subsidiary	144	187	(43)	(23)	430	501	(71)	(14)
Proforma acquisition adjustment(3)	—	93	(93)	(100)	—	673	(673)	(100)
State franchise taxes	175	538	(363)	(67)	509	664	(155)	(23)
Acquisition related charges(4)	1,066	898	168	19	2,099	1,908	191	10
Workforce retention and other transitional charges(5)	135	101	34	34	337	299	38	13
Sponsor monitoring fees(6)	250	250	—	0	750	781	(31)	(4)
Non-cash write-off of assets(7)	59	118	(59)	(50)	(366)	348	(714)	(205)
Enterprise Resource Planning implementation(8)	260	—	260	—	582	—	582	—
ADJUSTED EBITDA	$17,105	$19,366	$(2,261)	(12)	$61,565	$58,828	$2,737	5

(1)                                 Non-cash compensation transactions include share-based compensation expense related to options granted under the Company’s 2010 Stock Option Plan.

(2)                                 Net loss of early stage China subsidiary formed in 2012, earnings of which are excluded from EBITDA as defined in our Credit Facility.

(3)                                 Proforma adjustment for pre-acquisition earnings related to an acquisition in the United Kingdom.

(4)                                 Reflects an adjustment for acquisition-related charges, the incremental cost of transitioning to a stand-alone basis and proforma cost savings.

(5)                                 Reflects one-time retention charges and other one-time compensation costs.

(6)                                 Amounts related to a monitoring agreement with Avista Capital Holdings, L.P.

(7)                                 Reflects amounts for non-cash benefit of indemnity from Clorox.

(8)                                 Reflects one-time non-capitalizable costs related to the implementation of our new Enterprise Resource Planning software.

Liquidity and capital resources

Our principal sources of liquidity are our cash of $13.4 million as of September 30, 2014, and our $50.0 million revolving credit loan, the entirety of which is undrawn and fully available to us as of September 30, 2014. Our principal source of operating cash inflows is from sales of product to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. At September 30, 2014, $6.1 million of our cash is held by foreign subsidiaries to fund their working capital needs. To date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. We believe that, as of September 30, 2014, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly.  As of September 30, 2014, the Company was in compliance with all covenants related to the Credit Facility.

On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA, which is equivalent to Adjusted EBITDA in table above.  Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility.  The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA  fees and expenses incurred for the Company’s investment in IDQ Acquisition Corp., the Company’s implementation of a management services agreement with IDQ Acquisition Corp. and the Company’s pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

Cash flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$17,431	$28,532
Net cash used in investing activities	(13,316)	(6,649)
Net cash used in financing activities	(11,744)	(2,300)

Operating activities

Significant elements of our of $17.4 million net cash provided by operating activities for the nine months ended September 30, 2014 is our net loss of $6.9 million which includes non-cash charges of $25.8 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization, share-based compensation and deferred income taxes.  Elements of the $28.5 million net cash provided by operating activities for the nine months ended September 30, 2013 included our net loss of $8.1 million and a decrease in net operating assets of $13.7 million, offset by non-cash charges of $22.9 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization, share-based compensation and deferred income taxes.

Investing activities

Our cash used in investing activities for the nine month period ended September 30, 2014 was comprised of $1.5 million of capital expenditures, a small acquisition in our international region of $1.8 million, as well as a $10.0 million investment in an affiliate in the first quarter of 2014. Cash used in investing activities of $6.6 million for the nine month period ended September 30, 2013 consisted of capital expenditures of $2.9 million and an acquisition in the United Kingdom of $3.8 million.  Capital spending declined to 0.7% from 1.3% of net sales in the nine month period ended September 30, 2014 as compared to the corresponding period in 2013.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2014 included $2.3 million of principal payments on our term loan as well as an additional mandatory prepayment of principal in the amount of $9.0 million due to excess cash generated in the year ended December 31, 2013 pursuant to the Term Loan agreement.  Net cash used in financing activities for the nine months ended September 30, 2013 included $2.3 million of principal payments on our term loan.

Indebtedness

We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition, including a revolving credit loan and a term loan under the Credit Facility and Senior Notes. As of September 30, 2014 we have aggregate gross amount of indebtedness of approximately $554.8 million, exclusive of issuance discounts, including a remaining $279.8 million owed on our Term Loan having quarterly principal payments of $0.8 million and the remaining principal maturing in November 2016, and $275.0 million in aggregate principal amount of 9.25% Senior Notes due 2018.  Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. As of September 30, 2014, the Company was in compliance with all covenants related to the Credit Facility.  For additional details related to our debts, see Note 9 of the Notes to the Consolidated Financial Statements, “Debt”, contained in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.  As of September 30, 2014, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

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

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 6, 2014

ARMORED AUTOGROUP INC.

/s/ MICHAEL KLEIN
Michael Klein
Chief Executive Officer

/s/ J. ANDREW BOLT
J. Andrew Bolt
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer