Form 10-K
period 2014-12-31
Armored AutoGroup Inc.
filed 2015-03-27
CIK 1537660

Use these links to rapidly review the document
Armored AutoGroup Inc. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
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

         Armored AutoGroup Intermediate Inc. owns 100% of the registrant's outstanding common stock and there is currently no established public trading market for such common stock. As a result, as of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $0.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate number of shares of the registrant's common stock outstanding on March 25, 2015 was 1,000 shares of common stock $.01 par value.

         Documents incorporated by reference: None

Armored AutoGroup Inc.

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements contained in this Annual Report on Form 10-K for the year ended December 31, 2014 (this "Annual Report") are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "anticipates," "expects," "seeks," "projects," "intends," "plans," "may," "likely," "continue to," "will" or "should" or, in each case, their negative, other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) our expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

  •
  Reliance on a limited base of third party contract manufacturers, logistics and information systems service providers may result in disruption to our business.

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

  •
  Our substantial indebtedness, including the terms of our credit agreement governing the Credit Facilities, (as defined below), and the indenture that governs the Senior Notes, (as defined below), restricts our current and future operations and could adversely affect our ability to raise additional capital to fund our operations or to exploit business opportunities, limit our ability to respond to changes in the economy or our industry and prevent us from making debt service payments.

  •
  Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more indebtedness, which could further exacerbate the risks to our financial condition.

  •
  We may be unable to obtain debt or other financing, including financing on favorable terms or at all, to replace the Revolving Credit Facility, which is scheduled to expire in November 2015.

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

  •
  Failure to protect our intellectual property rights could impact our competitiveness, allow our competitors to develop and market products with features similar to our products and cause demand for our products to decline.

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

  •
  We operate under an Federal Trade Commission "FTC" consent order, which requires certain compliance policies and procedures. Should we violate our requirements thereunder, we may face significant fines and penalties.

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

  •
  A failure of a key information technology system or breaches of our network security could adversely impact our ability to conduct business.

  •
  Our continued growth and expansion and increasing reliance on third party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

  •
  If we fail to maintain adequate internal controls over financial reporting, our business could be materially and adversely affected.

  •
  We may incur increased ongoing costs as a result of being obligated to file reports with the Securities and Exchange Commission "SEC" and our management will be required to devote substantial time to new compliance initiatives.

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

  •
  We can be adversely affected by the implementation of new, or changes in, generally accepted accounting principles in the Unites States of America "GAAP".

  •
  As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

        Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. If we do update one or more forward-looking statements, there should be no inference that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1.    Business

Our Business

        Armored AutoGroup Inc., a Delaware corporation (and together with its subsidiaries, the "Company," "Successor," "we" or "us"), was incorporated in 2010 under the name Viking Acquisition Inc. and is a consumer products company consisting primarily of Armor All® and STP®, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively. Armor All and STP were launched in 1962 and 1954, respectively. Both brands have leading category shares in the United States, with Armor All having a #1 value share of market in the appearance products category and STP a #3 value share of market in the performance chemicals category, in each case, based on sales volumes in U.S. dollars in the year ended December 31, 2014 as measured by NPD Group, Inc. and Nielsen Holdings, N.V., our primary sources for U.S. third party industry data and forecasts. Armor All's current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces. STP's offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and "Do-it-Yourselfers." Our brands offer over 200 individual automotive appearance and performance chemical products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom, and China and distributor relationships in approximately 50 countries.

        According to a 2014 brand health tracking study by Millward Brown, Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All's advertising campaigns, such as the "Go ahead. Stare," "Care for your car," "Armor All Way" and the current "A car is a privilege. Respect it." build on what we believe to be the strong brand equity that Armor All has established over its 50 year history and help to maintain a high level of consumer awareness. We further believe that Armor All is distinguished as the leader in the automotive aftermarket appearance products category by its household name, high quality product formulations, convenient application methods and tradition of innovation.

        The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. Regular use of STP additives as part of basic maintenance helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel systems clean. We believe the STP brand's fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

        On November 5, 2010, the Company, an entity owned by affiliates of Avista Capital Holdings, L.P. ("Avista") acquired equity interests in Clorox Europe Ltd., the Armor All / STP Products Company and STP Products Manufacturing Company, which hold rights to the Armor All, STP and certain other brands, from The Clorox Company ("Clorox") pursuant to the terms of a Purchase and Sale Agreement, dated September 21, 2010 (the "Purchase and Sale Agreement"). Pursuant to the Purchase and Sale Agreement, the Company acquired certain equity interests, assets and liabilities of Clorox's AutoCare Products Business (excluding the Prestone and YPF licensed brands) (the "Acquisition"), which business we refer to as "Global AutoCare" or "Predecessor," for periods prior to the completion of the Acquisition. The majority of the acquired assets were located in the United States, Australia, Canada and Europe, including the worldwide rights to distribute the leading Armor All and STP brands. Additionally, certain assets and liabilities relating to Global AutoCare were transferred to the Company as part of the Acquisition; consisting of two auto care manufacturing facilities located in the United States and in the United Kingdom. Employees at these facilities, the existing auto care business management team and other employees affiliated with Global AutoCare transferred to or remained with the business.

        Following the Acquisition, we began to implement initiatives to grow the business. Specifically, we invested in increased television advertising, merchandising support and increased racing sponsorships. In 2013 and 2014, we continued these initiatives in an effort to generate incremental sales and brand awareness. We also continue to focus on innovation and building a pipeline of new products. We also continue to invest in the business in order to further build upon the, what we believe, are strong brand equity and category positions of Armor All and STP and create strong growth momentum.

Industry overview

        The automotive aftermarket industry is generally defined as the manufacturing, distribution, sales and service of all automotive products other than the purchase of an automobile from a new car dealer, according to the Auto Care Association. The automotive aftermarket industry includes hard parts such as brakes and tires, and consumables such as Armor All and STP.

        According to a 2014 report by the Auto Care Association Digital Aftermarket Factbook and Lang Annual, the automotive aftermarket industry is estimated to be $246 billion in the United States and provides consumers with access to automotive maintenance services and products through several categories. Consumers have the option of repairing or improving their vehicles themselves (known as the "consumer," "Do it Yourself," or "DIY" market) or taking their vehicle to a professional service facility ("Do it for Me," or "DIFM" market). The consumer market can be segmented further into casual users and car enthusiasts. Automotive aftermarket purchases are driven by car maintenance, beautification, performance enhancements and personalization. Based on our internal market research, we believe that the typical U.S. automotive aftermarket consumer is a 40-something male whose car has between 85,000 and 90,000 miles.

Appearance products category

        As a subcategory of the automotive aftermarket industry, the U.S. appearance products category serves retail consumers and the commercial car care and professional detailing channels. The appearance products category can be further classified into interior and exterior products, which include protectants, tire and wheel care, waxes/polishes, wipes, car wash and fabric conditioners. We believe sales of appearance products, such as Armor All, are correlated to new car purchases or "new to consumer" (e.g., used car purchases) because these car owners tend to be more dedicated to upkeep and beautification. Since purchasing a car, whether new or new to consumer, is generally the first or second most expensive purchase made by consumers, we believe auto appearance and performance are of high importance. As a result, we believe consumers exhibit strong brand loyalty by using products they trust. We believe that brand loyalty coupled with competitive price points for the average product discourages consumers from switching to private label products, which we believe explains the low level of private label penetration in this category. We believe that countries outside the United States and Western Europe with a developing middle class and increasing automobile penetration (e.g., China), present attractive growth opportunities for appearance products.

Performance chemicals category

        The U.S. performance chemicals category for additives serves consumers who are interested in increasing the performance of their automobiles or performing their own mechanical-related maintenance. This category can be further classified into fuel additives, oil additives and functional fluids and other niche performance chemicals. Regular use of STP additives as part of basic maintenance helps clean deposits that build up from engine operation and helps engines run better and be more fuel efficient. STP fuel additives also help to maintain a clean fuel system and boost the cleaning performance of gasoline. Our oil additives products reduce metal-to-metal friction by providing a thicker cushion between the moving engine parts, thus protecting against engine wear and reducing oil consumption. STP's functional fluids include brake and power steering fluids designed to prevent corrosion, wear and breakdown. We believe the need for fuel additives will increase, driven by our anticipation of a rising use of ethanol in fuel blends and our expectation of a growing prevalence of smaller engines. At the same time, lower fuel quality in many emerging markets is creating an acute need for fuel additives. These trends result in less clean combustion in engines and the need for more performance chemicals. Similar to the appearance products category, we believe that brand awareness and the consumer relationship with performance chemicals brands is strong, which we believe results in low private label penetration.

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

        Armor All's product offering includes the following:

  •
  Protectants—These products both beautify and protect interior car surfaces. Use of our protectant products helps to prevent premature cracking, fading and discoloration of interior surfaces and brings out a deep shine in car interiors. Armor All offers several protectant products, including Original, Ultra Shine, Outlast, Natural Finish detailer and scented products.

  •
  Wipes—These products are comprised of disposable towelettes, which are moistened with active ingredients designed to clean and protect interior and exterior car surfaces. We offer a variety of wipe formulations, which are tailored to general cleaning, as well as glass, leather, plastic and rubber surfaces.

  •
  Tire & Wheel—Our tire & wheel product line provides consumers with multiple tools to enhance the appearance of their tires and wheels. These products borrow from our strengths in protectants, but also deliver cleaning capabilities and a high gloss shine. We offer multiple tire and wheel products, including Tire Foam Protectant, Tire Shine in aerosol, gel and spray formulations, Outlast Tire Glaze, as well as wheel and tire cleaner.

  •
  Wash & Wax—These products are designed to clean and protect the car's exterior. Our offerings consist of car wash, car waxes and polishes as well as spray detailers.

  •
  Other—We have focused on rounding out our product offering in the appearance category by also providing consumers with a variety of other products, including glass cleaners, leather care products, multipurpose cleaners and degreasers, air freshener products and holiday gift packs, which bundle a variety of Armor All products.

Current STP product offering

        The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. Regular use of STP additives, as part of basic maintenance, helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel intake systems clean. We believe the STP brand's fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes. We believe that the strong brand equity of STP also provides for attractive licensing opportunities that augment our presence in our core performance categories.

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

  •
  Oil Additives—We also sell a line of oil additives, which help keep engines lubricated and target specific issues consumers may encounter with their oil systems, including engine friction, minor engine leaks and excessive engine smoking.

  •
  Functional Fluids—Our STP product offering also includes an array of functional fluids that are required for proper vehicle function. These products include power steering fluid and brake fluid.

  •
  Multi-Purpose Motor Treatment—Our multi-purpose product works in the fuel system and crankcase to help clean deposits in the fuel system, stabilize fuel and protect against crankcase sludge and provide upper cylinder lubrication. This product is safe for use in all gasoline and diesel engines including cars, boats, lawnmowers, ATVs and other motorized equipment.

  •
  Appearance Products—We also offer a line of automotive appearance products under the STP brand, which are sub-branded as "Son of a Gun." These products include a protectant formulation which cleans and shines vehicle interiors and a tire cleaner product.

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

Customer relationships

        We have significant penetration of our products into flagship retailers and our top seven largest customers represented approximately 66%, 66% and 69% of U.S. net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Our largest customer (Wal-Mart) generated net sales of 23%, 23% and 22% for the years ended December 31, 2014, 2013 and 2012, respectively. No other customer generated more than 10% of our net sales during those years.

        Typically, these large retailers focus their efforts and shelf space on leading brands. We provide distinctive customer support through category advisory services ("CAS"), shopper and sales-based information used to improve assortment, shelving, pricing and merchandising strategies to maximize category sales. CAS, coupled with brand marketing efforts, help to create programs that allow customers to drive purchases by people already in-store and attract new category purchasers.

International distribution overview

        International distribution varies by region and is often executed on a country-by-country basis. A majority of our international sales are completed using distributors, except in Canada, Mexico, the United Kingdom and Australia, where the direct model is often used.

Marketing

Brand positioning

        Armor All and STP are two of the most recognizable brands in the auto care appearance products and performance chemicals categories. Our marketing strategies have historically been targeted toward the auto enthusiast. Armor All's and STP's brand awareness are aided by their advertising and promotional programs.

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

        We are also very active in providing category management for our customers. By sharing our expertise for assortment, merchandising, pricing and shelving, we help the retailers grow their overall appearance and performance chemicals business. In addition to strengthening our overall retailer relationships, providing these services leads to clean and well-planned shelving, which favors our brands.

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

Manufacturing

        Manufacturing is heavily focused on mixing, filling, and packaging since the ingredients for our products are purchased in varied finished states. For Armor All, we manufacture in-house and purchase bottles and fill them with products made primarily from two silicone greases, which are blended with various other ingredients. For STP, we manufacture and purchase bottles and fill them with a mix of our core cleaning additives packages and jet fuel. Our aerosols and wipes are produced by contract manufacturers.

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

Intellectual property

        Most of our brand name consumer products are protected by registered trademarks. As of December 31, 2014, we owned 1,039 trademark registrations and applications, and 91 domain name registrations around the world, some of which are of material importance to our business. Maintenance of brand equity value is critical to our success. We take steps to maintain and protect our trademarks and pursue apparent infringements of our trademarks wherever we think the infringement could have a material adverse impact on our business. We have 66 patents and patent applications, some of which are material to our business. We are not currently engaged in any material intellectual property litigation, nor are there any material intellectual property claims pending either by or against us.

Strategic Investment

        On March 17, 2014, we acquired a non-controlling equity interest in IDQ Acquisition Corp. ("IDQ" or "IDQ Investment") and our sole shareholder, Armored AutoGroup Parent, Inc.("Parent") and its subsidiary, AAG IDQ Acquisition Corporation, acquired a controlling equity interest in IDQ (collectively, the "IDQ Acquisition"). IDQ is a leading manufacturer of do-it-yourself air conditioner recharge and retrofit kits and related products for the automotive aftermarket. IDQ products are sold in over 25,000 retail stores principally in the United States under the brands A/C PRO, Arctic Freeze®,

Sub Zero®, and Super Seal® Stop Leak. Following the IDQ Investment, both the Company's and IDQ's existing capital structures remained in place. Our minority investment in IDQ did not result in IDQ becoming an obligor of our existing 9.25% senior notes due 2018 (the "Senior Notes") or any of our then existing credit facilities and we did not become an obligor of IDQ's debt instruments. In connection with the IDQ Investment, we entered into a Shared Services and Supply Agreement (the "Shared Services Agreement") with IDQ and our sole shareholder. Under the terms of the agreement, certain services are being provided by one party to another based upon a mutually agreed upon methodology, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and us.

Competition

        The markets for auto care products are highly competitive. Most of our products compete with other widely advertised brands and with private label brands, which typically are sold at lower prices, including Valvoline, Prestone, Turtle Wax, Black Magic and Store brands. We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies. Some of our competitors are larger and have greater financial resources than we do, including Mothers, Meguiars, Lucas and Sea Foam. Our products generally compete on the basis of product performance, brand recognition, price, value and quality to the consumer. Newly introduced consumer products (whether improved or newly developed) usually encounter intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising and promotional support and ongoing product improvement to maintain its relative market position.

Government regulation

        For details regarding the impact of government regulations on us, see Part I. Item 1A. Risk Factors—Risks related to our business— Operations outside the United States expose us to uncertain conditions and other risks in international markets and Risk Factors—Risks related to our business— Compliance with environmental law and other government regulations could impose material costs.

Environmental matters

        We are subject to various federal, state and local environmental regulations. Compliance with applicable environmental regulations has not been material to our capital expenditures, financial condition, results of operations or competitive position. However, increased focus by the United States and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives cause an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions, which could adversely impact our operations or increase our costs in ways which we cannot predict at this time. For more information, see Part I. Item 1A. Risk Factors—Risks related to our business—Compliance with environmental law and other government regulations could impose material costs.

Employees

        As of December 31, 2014, we employed approximately 266 employees. None of our employees is covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Item 1A.    Risk Factors

        The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occurs, our business, financial condition or operating results could be harmed substantially.

Risks related to our business

Our historical financial information may not be indicative of our future financial performance.

        Demand for products sold by our customers depends on many factors including the weather, economy and rising energy prices.

  •
  Cold and wet weather conditions may lower demand for our products, by causing consumers to defer spending money on improving their vehicles appearance and performance, while warm and dry conditions may enhance demand for our products.

  •
  In periods of declining economic conditions, job losses and business failures could increase causing consumers of our products to curtail discretionary spending to improve the appearance or performance of their vehicles.

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

        We cannot be sure that our operating results and cash flows will meet expectations. If our assumptions and estimates are incorrect or do not come to fruition, or if we do not achieve all of our key goals, then our actual performance could vary materially from our expectations. Our operating results and net earnings may be influenced by a number of factors, including:

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

  •
  fluctuations in federal, state, local and foreign taxes; and

  •
  the impact of failures of third party service providers to deliver the necessary services.

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

        A limited number of customers account for a large percentage of our net sales. Our largest customer (Wal-Mart) generated net sales of 23%, 23% and 22% for the years ended December 31, 2014, 2013 and 2012, respectively. No other customer generated more than 10% of our net sales during those years. Further, net sales to our seven largest customers represented approximately 66%, 66% and 69% of U.S. net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, each of our individual brands may also be subjected to customer sales concentration. The loss of, or reduction in, orders from any of our most significant customers could have a material adverse effect on our brands, business, financial condition and results of operations. In addition, continued consolidation within the retail industry has resulted in an increasingly concentrated retail base. To the extent such consolidation continues to occur, our net sales and profitability may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers.

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

Reliance on a limited base of third party contract manufacturers, logistics and information systems service providers may result in disruption to our business.

        We rely on a limited number of third party contract manufacturers for the production of our finished goods and third party logistics providers for the distribution of our products to customers. We also rely on a third party information systems service providers. We do not have direct control over the management or business of these third party contract manufacturers, logistics and information systems service providers, except indirectly through terms as negotiated in contracts with such third parties. Should the terms of doing business with our primary contract manufacturers, logistics and information systems service providers change, our business may be disrupted, which could have an adverse effect on our business, financial condition and results of operations. The general availability of contract manufacturing allows new entrants easy access to the consumer product markets in which we compete.

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

        Our net sales outside the United States were approximately 26%, 26% and 24% of net sales in the years ended December 31, 2014, 2013 and 2012, respectively, and our strategy includes expanding our international business. We face, and will continue to face, substantial risks associated with having international operations, including:

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

  •
  the imposition of tariffs or trade restrictions or other governmental actions; and

  •
  many of our international sales are generated through distributors and brokerage relationships that we do not directly control.

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

        We believe that maintaining and developing our brand names, including Armor All and STP are critical to our success and that the importance of brand recognition increases as competitors offer products similar to our products. Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of our business. We devote significant time and incur substantial marketing and promotional expenditures to create and maintain brand loyalty as well as increase brand awareness of our products. As a company, we also focus on ethics and compliance, sustainability, and product safety and quality initiatives, among others to protect our reputation and brand image. Despite these efforts, adverse publicity about us, including product safety or quality or similar concerns, whether real or perceived, could harm our image and result in an adverse effect on our business, as well as require resources to rebuild our reputation. Prior to the Acquisition, Clorox had significantly reduced its investment in promotion of certain brands, as well as its promotion of motor sports in general, which resulted in a loss of market share and lower brand awareness for the acquired brands. If our brand-building strategy is unsuccessful, expenses for rebuilding our brands may never be recovered, and we may be unable to increase our future revenues or implement our business strategy.

We may not attain synergies for our business and the IDQ business following our investment in IDQ Acquisition Corp. which could adversely impact our financial condition and results of operations.

        We may not realize the expected benefits of the IDQ Investment, because the business may not perform financially as expected or because of delays or difficulties or other challenges in attaining operating synergies. The success of the IDQ Investment will depend, in part, on our ability to utilize our assets and operations and the assets and operations of IDQ to optimize the combined sales and costs for the mutual benefit of IDQ and us. This optimization will include integrating certain operational functions of our business with the IDQ business. However, due to limitations in IDQ's outstanding bonds and credit facilities, our ability to integrate operational functions with IDQ will be limited. The Company, Parent, IDQ and IDQ's subsidiaries entered into the Shared Services Agreement, pursuant to which certain services agreed upon by the parties from time to time, are being provided by one party to another. The integration of certain operations of our business with the IDQ business through this agreement is anticipated to be complex, costly and time-consuming. Complications with the integration could result from the following circumstances, among others: failure to retain key customers; failure to retain key employees; limited ability to achieve cost synergies while IDQ's bonds and current credit facility remain outstanding; and failure to achieve anticipated synergies in purchasing, manufacturing and distribution costs due to the complexity of the cost sharing arrangement between our business and the IDQ business. In addition, following the IDQ Acquisition by Parent, a single management team is responsible for the operations of our business and the IDQ business. This may put additional strain on management or divert management's attention from our business.

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

        We have a significant amount of indebtedness. As of December 31, 2014, we had an aggregate gross amount of indebtedness of approximately $554.0 million, exclusive of issuance discounts. Our debt included a senior secured credit facility ("the Credit Facilities"), consisting of (i) a $300.0 million term loan (the "Term Loan Facility"), which comes due in November 2016 and had $279.0 million outstanding (notwithstanding $3.4 million remaining unamortized original issue discount) and (ii) an undrawn $50.0 million revolving credit facility (the "Revolving Credit Facility") which expires in November 2015. Our indebtedness also included $275.0 million in aggregate principal amount of Senior Notes, notwithstanding $6.1 million remaining unamortized original issue discount.

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

        A breach of the covenants under the indenture that governs the Senior Notes or under the credit agreement governing the Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross acceleration or cross default provision applies. In addition, an event of default under the credit agreement governing the Revolving Credit Facility would permit the lenders under the Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Revolving Credit Facility, those lenders could proceed against the collateral securing that indebtedness. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

        We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Senior Notes and the credit agreement governing the Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, our Revolving Credit Facility provides us commitments of up to $50.0 million in the aggregate, none of which was drawn as of December 31, 2014. Our Revolving Credit Facility could increase by $75.0 million, subject to certain conditions. We can also incur additional secured indebtedness if certain specified conditions are met under the credit agreement governing the Credit Facilities. All of those borrowings would be secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we and the subsidiary guarantors now face could intensify.

We may be unable to obtain debt or other financing, including financing on favorable terms or at all, to replace the Revolving Credit Facility expiring in November 2015.

        There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in our Senior Notes and Revolving Credit Facility, and the holders of our Senior Notes may have suffered losses related to their lending and other financial relationships, especially because of the continued uncertainty of the global economy. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our Revolving Credit Facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under our Senior Notes and Credit Facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations could be adversely affected in a material manner if we are unable to renew our Revolving Credit Facility expiring in November 2015.

        Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including our entry into new markets, including through acquisitions) and reducing or eliminating other discretionary uses of cash.

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

        Borrowings under the Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn, each quarter point change in LIBOR interest rates above 1.75% would result in a $0.8 million change in annual interest expense on our indebtedness under the Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, or may create additional risks.

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

        During the fourth quarter of 2012, we determined the fair value of our reporting units in the first step of the goodwill impairment test as described in Item 8. Note 1 in the Notes to the Consolidated Financial Statements. We determined that fair value of our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit were substantially lower than the carrying value for those reporting units. After having completed the second step of the goodwill impairment test as described in Item 8. Note 1 in the Notes to the Consolidated Financial Statements, the Company recorded a $24.1 million goodwill impairment charge.

        During the fourth quarter of 2014, we completed our annual indefinite-lived intangible asset impairment assessment and, based on those tests, recorded a non-cash impairment charge of $7.0 million related to the STP trade name. The key factors leading to the impairment charge was a decline in forecasted future results of the brand, as compared with the projections which were made when the brand was acquired from Clorox in 2010.

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

        In 1975, a predecessor company (STP Corporation) entered into a consent order with the FTC settling charges that it had engaged in deceptive advertising. The order essentially prohibits certain representations about STP products and requires compliance with the law on truthful advertising. In

1995, the predecessor company settled charges that it had violated that order. Clorox maintained certain compliance practices to ensure compliance with the order which have been continued since the Acquisition. Since the 1995 complaint, the FTC has not raised any issues about our advertising practices. We are still subject to the consent order. While we believe it is unlikely that this order will result in significant future liability, we could become subject to significant fines and penalties should we be found to be in violation of the consent order.

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

A failure of a key information technology system or breaches of our network security could adversely impact our ability to conduct business.

        We rely extensively on information technology systems, some of which are managed by third party service providers, in order to conduct business. These systems may include, but are not limited to, programs and processes relating to communicating internally and externally with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements and other processes involved in managing the business. We have implemented core hardware, software and operating systems, including initiating an international enterprise resource planning system ("ERP"), and continue to implement ancillary software and enhancements in order to support our existing operations and future growth. If our technology systems and processes do not adequately support the future growth of our business or we suffer from an ineffective administration of these systems and system changes, our business may be adversely impacted. The secure processing, maintenance and transmission of this information is critical to our operations and business strategies. Although we have network security measures in place, the systems may be vulnerable to attacks by hackers, computer viruses, security breaches, employee error, malfeasance and other disruptions. Any such breach could compromise our systems and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect privacy and regulatory penalties, disrupt our operations and the services we provide to customers and damage our reputation. While we have business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other events, and if the business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in the ability to manage or conduct business, which may adversely impact our business and competitive position.

Our continued growth and expansion and increasing reliance on third party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our continuing growth and expansion in domestic and globally dispersed markets will place significant additional pressure on our system of internal control over financial reporting. Moreover, we engage the services of third parties to assist with business operations and financial reporting processes, which inserts additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and on a timely basis or to detect and prevent fraud.

If we fail to maintain adequate internal controls over financial reporting, our business could be materially and adversely affected.

        Under Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. We have dedicated significant resources to comply with these requirements, including significant actions to develop, evaluate and test our internal controls. A failure to maintain adequate internal controls could result in inaccurate or late reporting of our financial results, exposure to litigation or regulatory proceedings and material impact to our operating results.

        As more fully described in Controls and Procedures in Part II, Item 9A of this Annual Report, in connection with the audit of our financial statements for the year ended December 31, 2014, management identified certain deficiencies in internal control, that in the aggregate represent a material weakness. We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures to address the material weakness. We expect to remediate the material weakness as soon as practicable.

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

        The Company's financial statements are dependent on certain estimates and assumptions related to, among other things, consumer and trade promotion accruals, future product volume and pricing estimates, future cost trends, credit worthiness of customers, allowance for excess and obsolete inventory, valuation of acquired intangible assets, useful lives for depreciation and amortization of long lived assets, future cash flows associated with impairment testing for goodwill and indefinite-lived intangible assets, uncertain income tax positions, contingencies and allowance for doubtful accounts. While our estimates and assumptions are based on historical experience and on various other considerations that we believe to be reasonable under the circumstances and at the time they are made, the Company's actual results may differ materially from its estimates which may adversely affect the Company's financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

Properties

        Our headquarters is located in Danbury, Connecticut where we currently lease approximately 18,819 square feet. The lease expires in September 2019. Our owned facilities consist of approximately 104,000 square feet of manufacturing, office, warehouse and mixed use space in Painesville, Ohio. Further, we lease our research and development facility in Pleasanton, California. We also lease manufacturing, office, warehouse and mixed use space in Garland, Texas and Mentor, Ohio, as well as in the United Kingdom and office space in Australia, China and Mexico. We believe our facilities, which are adequate for our current needs, are in good operating condition.

        The following table summarizes information regarding our significant leased and owned properties as of December 31, 2014:

Location	Square Footage	Owned / Leased
United States
Danbury, Connecticut	18,819	Leased
Garland, Texas	211,400	Leased
Mentor, Ohio	201,500	Leased
Pleasanton, California	8,904	Leased
Painesville, Ohio	104,000	Owned
United Kingdom
Ebbw Vale, Gwent, Wales	78,000	Leased
Brentford, Middlesex, England	3,320	Leased
Tonbridge, Kent, England	10,000	Leased
Australia
Sydney, New South Wales	5,200	Leased
China
Shanghai, Shanghai Province	1,500	Leased
Mexico
Cuautitlan Izcalli	1,275	Leased

Item 3.    Legal Proceedings

Legal Proceedings

        We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year. As of December 31, 2014, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        As of March 25, 2015, Parent indirectly owns all of our issued and outstanding capital stock through its direct subsidiary and our direct parent, Armored AutoGroup Intermediate Inc. There is no established public trading market for our common stock, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock.

Holders

        After the closing of the IDQ Acquisition, Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and ACP Viking Co-Invest LLC (together, the "Avista Entities") collectively owned approximately 91.3% of Parent's issued and outstanding common stock and approximately 91.4% of Parent's issued and outstanding Series A Preferred Stock. After the closing of the IDQ Acquisition, KI-IDQ 2012 Holdings, LLC owned approximately 7.1% of Parent's common stock and approximately 7.1% of Parent's issued and outstanding Series A Preferred Stock. In addition to the Avista Entities and KI-IDQ 2012 Holdings, LLC, certain members of management and the Board of Directors have purchased shares of Holdings' common stock equaling approximately 1.6% of the outstanding capital stock of Parent and approximately 1.5% of Parent's issued and outstanding Series A Preferred Stock.

Dividends

        We have never declared or paid cash distributions on our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business and therefore do not anticipate paying any cash distributions.

        Restrictions imposed by our debt instruments, including the Credit Facilities, significantly restrict us from making dividends or distributions. Future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant. See Note 9 in the Notes to the Consolidated Financial Statements.

Issuer Sales of Equity Securities

        During 2014, there were no unregistered sales of equity securities of the registrant and there were no shares that may yet be purchased under any repurchase plan or programs.

Issuer and Affiliated Purchasers Purchases of Equity Securities

        No purchases of equity securities were made during the fourth quarter and there were no shares that may yet be purchased under any repurchase plans or programs.

Item 6.    Selected Financial Data

        The following tables set forth our selected financial data for the periods and at the dates indicated. All periods prior to November 5, 2010 are referred to as the "Predecessor" period and all periods including and after November 5, 2010 are referred to as the "Successor" period. Concurrent with the Acquisition, on November 5, 2010, our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on June 30 to a fiscal year comprised of the twelve consecutive fiscal months ending on December 31 of each year. This change in fiscal year commenced with the transition period beginning on July 1, 2010 and ending on December 31, 2010.

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

        The combined financial statements of the Predecessor may not be indicative of our future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Predecessor operated as an independent company during the periods presented. Further, we applied purchase accounting and began a new basis of accounting starting as of November 5, 2010, the Successor period. As a result of purchase accounting, the Predecessor periods and Successor period financial statements are not directly comparable.

        Moreover, our historical results are not necessarily indicative of results to be expected for any future period. The following selected financial data presented below has been derived from financial statements that have been prepared in accordance with GAAP and should be read with our audited financial statements, including the accompanying notes to the financial statements, and with "Risk

Factors," "Capitalization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

	CONSOLIDATED					COMBINED
	Year ended December 31,
	2014	2013	2012(1)	2011	Period from November 5, 2010 to December 31, 2010	Period from July 1, 2010 to November 4, 2010	Year ended June 30, 2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statement of operations data (in thousands):
Net sales	$298,142	$289,956	$306,468	$281,317	$35,014	$94,341	$299,537
Cost of products sold	163,047	158,049	167,570	153,114	20,583	50,201	147,672
Cost of products sold—acquisition related	—	—	—	4,439	7,229	—	—

Gross profit	135,095	131,907	138,898	123,764	7,202	44,140	151,865
Operating expenses:
Selling and administrative expenses	42,783	40,694	48,306	40,240	5,422	10,916	34,028
Advertising costs	24,291	27,787	31,072	24,699	2,240	7,582	23,994
Research and development costs	2,287	2,474	2,211	2,307	609	1,063	3,289
Amortization of acquired intangible assets	36,446	36,788	36,701	36,701	5,709	1	3
Goodwill and intangible asset impairment	7,000	—	24,117	—	—	—	—
Acquisition related charges	—	—	—	1,020	16,026	—	—
Restructuring costs (benefits)	—	—	—	—	—	(146)	11

Total operating expenses	112,807	107,743	142,407	104,967	30,006	19,416	61,325

Operating profit(loss)	22,288	24,164	(3,509)	18,797	(22,804)	24,724	90,540
Non-operating expenses:
Interest expense	47,644	48,024	48,887	48,090	7,350	—	—
Other expense (income)	12	285	445	80	212	(128)	238

(Loss) earnings before income taxes	(25,368)	(24,145)	(52,841)	(29,373)	(30,366)	24,852	90,302
Benefit (provision) for income taxes	8,113	10,775	7,040	11,705	8,250)	(8,728)	(34,277)

Net (loss) earnings	$(17,255)	$(13,370)	$(45,801)	$(17,668)	$(22,116)	$16,124	$56,025

Cash flow data (in thousands):
Net cash provided by (used in) operating activities	$21,105	$28,267	$10,244	$(9,790)	$(16,594)	$(5,295)	$36,539
Net cash used in investing activities	(16,212)	(7,389)	(7,698)	(13,011)	(756,155)	(1,463)	(2,312)
Net cash (used in) provided by financing activities	(12,716)	(3,661)	(3,350)	(2,875)	804,466	6,758	(34,227)
Capital expenditures	$(4,415)	$(4,305)	$(7,698)	$(13,011)	$(1,539)	$(1,463)	$(2,312)

	CONSOLIDATED
						COMBINED
	Balance of December 31,
						Balance at November 4, 2010	Balance at June 30, 2010
	2014	2013	2012	2011	2010
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance sheet data (in thousands):
Cash	$13,051	$21,253	$4,206	$4,935	$31,701	$—	$—
Total current assets	131,349	127,296	129,143	118,149	110,831	100,786	112,195
Total assets(1)	792,989	832,247	880,757	927,476	950,918	473,665	484,596
Total debt	544,469	553,582	553,860	554,331	554,977	—	—
Total liabilities	666,099	678,111	704,152	709,143	713,176	39,640	74,187
Total equity	126,890	154,136	176,605	218,333	237,742	434,025	410,409

(1)
During the fourth quarter of 2014, we recorded a $7.0 million non-cash impairment charge related to our STP trade name, and in the fourth quarter of 2012, we recorded a $24.1 million non-cash impairment charge on goodwill allocated to our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit. For more information see Part II. Item 8. Notes 1 and 7 in the Notes to the Consolidated Financial Statements.

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

Overview

        We are a consumer products company consisting primarily of Armor All and STP, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemical products categories, respectively. The current Armor All product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes are designed to clean, shine, refresh and protect interior and exterior automobile surfaces. The current STP offering of oil and fuel additives, functional fluids and automotive appearance products has a broad customer base ranging from professional racers to car enthusiasts and "Do-it-Yourselfers." Our brands offer over 200 individual automotive appearance and performance chemical products that can be found in most of the major developed countries around the world. We have a diversified geographic footprint with direct operations in the United States, Canada, Mexico, Australia, the United Kingdom and China and distributor relationships in approximately 50 countries.

        Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All's advertising campaigns, such as the "Go ahead. Stare," "Care for your car", "Armor All Way" and the current "A car is a privilege. Respect it." build on what we believe to be the strong brand equity that Armor All has established over its 50 year history and help to maintain a high level of consumer awareness. We further believe that Armor All has distinguished itself as the leader in the automotive aftermarket appearance products category by its household name, high quality product formulations, convenient application methods and tradition of innovation.

        The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. Regular use of STP additives, as part of basic maintenance, helps engines run better by boosting the cleaning performance of gas and saving gas by keeping fuel intake systems clean. We believe the STP brand's fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.

        The Company was formerly known as The AutoCare Products Business, excluding the Prestone and YPF licensed brands, a business Clorox operated through various Clorox wholly owned or controlled legal entities throughout the world.

Fiscal year end

        The Company's fiscal year end is December 31.

Industry trends

        The general economic environment in our primary markets began to stabilize in 2012, allowing for moderate growth in the appearance and performance chemical products categories. We believe the current economic environment and category growth trends are indicative of sustaining trends. We also believe the trend toward an aging car fleet in our primary markets has reached its height and will likely stabilize somewhat, as sales of new cars increase, and the economy also stabilizes.

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

        Competition remains intense in the categories we serve. Recently, smaller brands in both the appearance and performance chemical products categories continued to have success gaining market share. We continue to invest significant resources in advertising campaigns and with trade partners on promotional activities for our brands. While we believe our brands and customer relationships are strong, there is no assurance we will be able to maintain or improve our current competitive position.

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

  •
  Operating expenses—outright and as a percentage of net sales, which is an indicator of the efficiency of our business and our ability to manage our business to plan; and

  •
  Adjusted EBITDA—is a measure used to calculate certain financial covenants related to our Credit Facility and as a basis to calculate certain incentive-based compensation, as well as a factor in our tangible and intangible asset impairment tests.

Results of Operations

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Net sales

        Our sales are typically higher in the first half of the calendar year, as our customers purchase stock for the spring and summer seasons when weather is warmer in the northern hemisphere, than in the fall and winter months. This pattern is largely reflective of our customers' seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm and dry weather, and sell less strongly if weather is cold and wet.

        Net sales for our North America segment include products marketed and sold to customers in the United States and Canada. Our International segment represents net sales to all other regions outside of the United States and Canada, primarily Europe, Australia and Latin America. The following table summarizes our net sales for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	Year ended December 31,		Change from Prior Year		% of Net Sales
	2014	2013	$	%	2014	2013
Net sales
North America:
Armor All products	$163,049	$153,147	$9,902	6%	55%	53%
STP products	50,128	54,985	(4,857)	–9%	17%	19%
Other brands	6,616	7,033	(417)	–6%	2%	2%

Total North America	219,793	215,165	4,628	2%	74%	74%
International	78,349	74,791	3,558	5%	26%	26%

Consolidated net sales	$298,142	$289,956	$8,186	3%

        Consolidated net sales increased $8.2 million or 3% in 2014, as compared to 2013. In North America, net sales increased by approximately $4.6 million or 2% in 2014, as compared to 2013, driven by the Armor All brand. Armor All was positively impacted by strong product placement and promotions, innovation and improved weather conditions in the first part of 2014, as compared to 2013. The STP brand was negatively impacted by competitive promotional activity and a decline in the overall fuel additives category during 2014.

        International net sales increased $3.6 million or 5% in 2014, as compared to 2013. The increase was driven by our business in Europe, primarily due to acquisitions made in the third quarter of 2013 and second quarter of 2014. Unfavorable changes in foreign exchange rates negatively impacted translation of our sales from local currency to U.S. dollars by approximately $0.9 million during 2014, as compared to 2013.

Gross profit

        Our gross profit for the years ended December 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Year ended December 31,		Increase
	2014	2013	$	%
Gross profit	$135,095	$131,907	$3,188	2%
Stated as a percentage of net sales	45.3%	45.5%

        Gross profit increased $3.2 million or 2% in 2014, as compared to 2013, driven by the higher net sales. Gross profit as a percentage of net sales was down 20 basis points compared to 2013, with the impact of unfavorable product mix from the increased volume of specially packaged products partially offset by product cost savings and fixed cost leverage achieved with higher sales.

Selling and administrative expense, advertising costs, and research and development costs

        Our selling and administrative expenses, advertising costs, and research and development costs for the years ended December 31, 2014 and 2013 are as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease)
	2014	2013	$	%
Selling and administrative expenses	$42,783	$40,694	$2,089	5%
Advertising costs	24,291	27,787	(3,496)	–13%
Research and development costs	2,287	2,474	(187)	–8%

	$69,361	$70,955	$(1,594)	–2%

Stated as a percentage of net sales	23.3%	24.5%

        Selling and administrative expenses increased $2.1 million or 5% in 2014 as compared to 2013, driven by a $1.9 million increase in business acquisition, integration and related costs. Higher compensation expenses, primarily related to bonus incentives were partially offset by the reversal of the cumulative stock compensation expense. See Note 1—The Company and Summary of Significant Accounting Policies—Share Based Compensation in the Notes to the Consolidated Financial Statements.

        Advertising costs decreased $3.5 million or 13% in 2014, as compared to 2013, as a result of lower media spending, production costs and other promotional costs. The reduction in media spending was impacted by a shift away from television advertising to less costly radio advertising.

        Research and development costs decreased $0.2 million or 8% in 2014 compared to 2013, driven by lower employee costs and professional fees.

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

	Year ended December 31,		Change from Prior Year		% of Net Sales
	2013	2012	$	%	2013	2012
Net sales
North America:
Armor All products	$153,147	$163,679	$(10,532)	–6%	53%	53%
STP products	54,985	60,875	(5,890)	–10%	19%	20%
Other brands	7,033	7,913	(880)	–11%	2%	3%

Total North America	215,165	232,467	(17,302)	–7%	74%	76%
International	74,791	74,001	790	1%	26%	24%

Consolidated net sales	$289,956	$306,468	$(16,512)	–5%

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

Gross profit

        Our gross profit for the years ended December 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Year ended December 31,		Decrease
	2013	2012	$	%
Gross profit	$131,907	$138,898	$(6,991)	–5%
Stated as a percentage of net sales	45.5%	45.3%

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

Selling and administrative expense, advertising costs, and research and development costs

        Our selling and administrative expenses, advertising costs, and research and development costs for the years ended December 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease)
	2013	2012	$	%
Selling and administrative expenses	$40,694	$48,306	$(7,612)	–16%
Advertising costs	27,787	31,072	(3,285)	–11%
Research and development costs	2,474	2,211	263	12%

	$70,955	$81,589	$(10,634)	–13%

Stated as a percentage of net sales	24.5%	26.6%

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

Goodwill and intangible asset impairment

        During the fourth quarter of 2012, we revised our pricing structure for intercompany purchases and sales of goods ("Intercompany Pricing"). The change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in our Europe, Middle East and Africa reporting unit, our Australia and New Zealand reporting unit and our Latin America and Asia reporting unit. These increased costs of intercompany purchases are offset by increased value of intercompany sales from our North America reporting unit. As a result of this change in Intercompany Pricing, when we determined the fair value of the assets and liabilities of our reporting units in the first step of the goodwill impairment test as described in Part II. Item 8. Note 1 in the Notes to the Consolidated Financial Statements the fair value of our Europe, Middle East and Africa reporting unit and Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This apparent diminishment in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Item 8. Note 1 in the Notes to the Consolidated Financial Statements, we recorded a $24.1 million non-cash goodwill impairment charge.

        During the fourth quarter of 2014, we completed our annual indefinite-lived intangible asset impairment assessment and, based on those tests, recorded a non-cash impairment charge of $7.0 million related to the STP trade name. The key factors leading to the impairment charge was a decline in forecasted future results of the brand, as compared with the projections which were made when the brand was acquired from Clorox in 2010.

        The future occurrence of a potential indicator of additional impairment, such as declining net sales or margins caused by competition, changing consumer preferences, technological advances or reductions in advertising and promotional expenses, a decrease in expected net earnings, adverse market conditions, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or brand, or a significant portion of a reporting unit or brand, will be sold or disposed of, could require an interim assessment for some or all of the reporting units or trade names before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize an additional non-cash impairment of goodwill, trade names or other of our long-lived assets.

Income taxes

        A reconciliation of the statutory federal income tax rate to our effective tax rate on (loss) earnings before income taxes is summarized as follows:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible impairment of goodwill	—	—	(12.3)
State taxes (net of federal tax benefits)	0.8	6.8	(1.8)
Foreign rate differential	(2.9)	(2.0)	(3.0)
Domestic production activities deduction	2.3	0.8	0.6
Acquisition related	0.3	—	0.4
Change in valuation allowance	(2.4)	(2.3)	—
UK interest deduction	6.9	2.5	1.3
Uncertain tax positions	(2.8)	—	—
Other differences	(5.3)	3.8	(6.9)

Effective tax rate	31.9%	44.6%	13.3%

        Our effective benefit rate for 2014 differs from the statutory tax rate primarily due to differences in the foreign tax rates when compared to the statutory rate, changes in valuation allowances in certain foreign jurisdictions, and uncertain tax position reserves. Our effective benefit rate for 2013 differed from the statutory tax rate primarily due to state taxes. Other items impacting our effective benefit rate relate primarily to non-deductible interest expense in the U.K., goodwill impairment charges and adjustments resulting from the filing of the income tax returns.

        At December 31, 2014, we have a net deferred tax liability of $69.5 million arising from differences between book and tax carrying amounts of intangible and other long-lived assets. Deferred tax assets, within that net liability, result from book and tax differences in certain Acquisition related items, inventory costs, accruals and reserves and net operating loss carry-forwards. As of December 31, 2014, the Company had aggregate foreign net operating losses of approximately $15.1 million.

Adjusted EBITDA

        EBITDA is defined as net earnings before interest expense (net), income taxes, depreciation and amortization including goodwill impairment, and is used by management to measure operating performance of the business. "Adjusted EBITDA" is calculated by adding to or subtracting from EBITDA certain items of expense and income as described below. We use EBITDA and Adjusted EBITDA as a measure to calculate certain financial covenants related to our Credit Facility and as a basis to calculate certain incentive-based compensation, as well as a factor in our tangible and intangible asset impairment tests. EBITDA and Adjusted EBITDA are supplemental measures of our performance and our ability to service indebtedness that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to net earnings operating income, cash flows from operations, investing or financing activities or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. In addition, our measurements of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA for the years ended December 31, 2014 and 2013 is calculated as follows:

			Increase (decrease)
	Year ended December 31, 2014	Year ended December 31, 2013
			$	%
Net loss, as reported	$(17,255)	$(13,370)	$(3,885)	(29.1)%
Interest expense	47,644	48,024	(380)	(0.8)%
Income tax benefit	(8,113)	(10,775)	2,662	(24.7)%
Intangible asset impairment	7,000	—	7,000	100.0%
Depreciation	6,861	7,144	(283)	(4.0)%
Amortization	36,446	36,788	(342)	(0.9)%

EBITDA	72,583	67,811	4,772	7.0%
Share based compensation(1)	(840)	290	(1,130)	(389.7)%
Loss from unrestricted subsidiary(2)	625	797	(172)	(21.6)%
Pro-forma acquisition adjustment(3)	—	634	(634)	(100.0)%
State franchise taxes	676	1,179	(503)	(42.7)%
Acquisition related charges(4)	3,430	3,093	337	10.9%
Workforce retention and other transitional charges(5)	1,848	299	1,549	518.1%
Sponsor monitoring fees(6)	1,652	1,044	608	58.2%
Non-cash write-off of assets(7)	(366)	355	(721)	(203.1)%

Adjusted EBITDA	$79,608	$75,502	$4,106	5.4%

(1)
Non-cash compensation transactions include share-based compensation expense related to options granted under the Company's 2010 Stock Option Plan.

(2)
Net loss of early stage China subsidiary formed in 2012, earnings of which are excluded from EBITDA as defined in our Credit Facility.

(3)
Pro-forma adjustment for pre-acquisition earnings related to an acquisition in the United Kingdom.

(4)
Reflects an adjustment for acquisition-related charges, the incremental cost of transitioning to a stand-alone basis.

(5)
Reflects one-time retention charges and other one-time compensation costs.

(6)
Amounts related to a monitoring agreement with Avista Capital Holdings, L.P.

(7)
Reflects amounts for non-cash benefit of indemnity from Clorox.

Liquidity and capital resources

        Our principal sources of liquidity are our cash of $13.1 million as of December 31, 2014, and our $50.0 million revolving credit loan, the entirety of which was undrawn and fully available to us as of December 31, 2014. Our principal source of operating cash inflows is from sales of our product to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, as well as capital expenditures. Approximately $5.7 million of our cash is held by foreign subsidiaries to fund their working capital needs. To date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. As market conditions warrant, we and our sponsor, and its affiliates, may from time to time in the future redeem or repurchase debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise subject to the terms of applicable contractual restrictions. We cannot give any assurance as to whether or when such repurchases or exchanges may occur and at what price such repurchase or exchange may occur.

        We believe that, as of December 31, 2014, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months. During the years ended December 31, 2014 and 2013, net cash generated in operations and borrowed funds under our Revolving Credit Facility were sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. As of December 31, 2014, we expect that we will generate cash from the underlying operations of the business and we will be able to obtain needed funds under the Revolving Credit Facility when requested. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly. Our Revolving Credit Facility expires in November 2015. While we expect to be able to renew the Revolving Credit Facility, we cannot guarantee we will be successful in renewing it, which may limit our ability to achieve our corporate operating plan. As of December 31, 2014, we were in compliance with all covenants related to the Credit Facility.

        On March 11, 2014, we entered into an amendment of our Credit Facility which revised the defined term, Consolidated EBITDA, which is equivalent to Adjusted EBITDA as defined herein. Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility. The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA fees and expenses incurred for our investment in IDQ Acquisition Corp., our implementation of a management services agreement with IDQ Acquisition Corp. and our pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

        On March 17, 2014, we paid $10.0 million to acquire a non-controlling equity interest in IDQ and also paid $1.2 million in transaction fees and closing costs. The investment is accounted for under the cost method of accounting. The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction. The transaction fees and closing costs are reported in selling and administrative expenses on the Condensed Consolidated Statements of Comprehensive Loss. On the same date, Parent acquired a controlling equity interest in IDQ. In connection with the investment, we entered into the Shared Services Agreement with IDQ and Parent pursuant to which certain services are provided by one party to another, as agreed by IDQ and us, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and us. See Note 1 in the Notes to the Consolidated Financial Statements for more information regarding the Shared Services Agreement.

Cash flows

        The following table summarizes our cash flows (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net cash provided by operating activities	$21,105	$28,267	$10,244
Net cash used in investing activities	(16,212)	(7,389)	(7,698)
Net cash used in financing activities	(12,716)	(3,661)	(3,350)

Operating activities

        Net cash provided by operating activities of $21.1 million for the year ended December 31, 2014 was primarily attributable to our net loss of $17.3 million offset by non-cash charges of $31.4 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred taxes, as well as a $7.0 million non-cash intangible asset impairment charge. Net cash provided by operating activities of $28.3 million for the year ended December 31, 2013 was primarily attributable to our net loss of $13.4 million and an increase in net operating assets of $8.2 million, which was more than offset by non-cash charges of $33.4 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred taxes. Net cash used in operating activities of $10.2 million for the year ended December 31, 2012 was primarily attributable to our net loss of $45.8 million and an increase in net operating assets of $4.7 million, partially offset by non-cash charges of $60.7 million, which included a goodwill impairment charge of $24.1 million.

        The change in our operating assets in 2014 was comprised of an increase of $7.1 million in accounts receivable, due to timing of collections; an increase in inventories of $4.0 million, which was primarily due to building inventory ahead of our 2015 distribution center consolidation project, which was partially offset by an increase in accounts payable and accrued expenses of $9.1 million, primarily due to the timing of disbursements and an increase in accrued taxes and incentive compensation.

        Our cash flows from operating activities includes significant interest payments attendant to our Credit Facilities and our Term Loan. Cash we paid for interest decreased to $43.3 million in the year ended December 31, 2014, as compared $43.9 million in 2013. Substantial interest payments will continue for the term of our indebtedness. Cash income tax payments increased to $5.7 million in the year ended December 31, 2014, as compared to $4.1 million in 2013.

Investing activities

        Net cash used in investing activities of $16.2 million for year ended December 31, 2014 was comprised of $4.4 million of capital expenditures, a small acquisition in our international region of $1.8 million, as well as a $10.0 million investment in an affiliate in the first quarter of 2014. Cash used in investing activities of $7.4 million for the year ended December 31, 2013 consisted of capital expenditures of $4.3 million and an acquisition in the United Kingdom of $3.1 million. Capital spending remained unchanged at 1.5% of net sales in 2014, as compared to 2013.

Financing activities

        Net cash used in financing activities of $12.7 million for the year ended December 31, 2014 included seasonal borrowings and repayments on our Revolving Credit Facility and $3.0 million of principal payments on our Term Loan Facility, as well as an additional mandatory prepayment of principal of $9.0 million due to excess cash generated in the year ended December 31, 2013, pursuant to the Term Loan agreement. Net cash of $3.7 million used in financing activities for the year ended

December 31, 2013 included seasonal use of the Revolving Credit Facility and $3.0 million of principal payments on our term loan.

Indebtedness and Amendment to Credit Facility

        We have a significant amount of indebtedness stemming from the Acquisition, including a revolving credit loan and a term loan under the Credit Facility and Senior Notes. As of December 31, 2014 we had an aggregate gross amount of indebtedness of approximately $554.0 million, exclusive of issuance discounts, including $279.0 million owed on our Term Loan. The Term Loan calls for quarterly principal payments of $0.8 million with the remaining principal maturing in November 2016, $275.0 million in aggregate principal amount of our Senior Notes becomes due in 2018. Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest.

        Borrowings under the Revolving Credit Facility have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes. The commitments under the Revolving Credit Facility expire in November, 2015 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of December 31, 2014, our Revolving Credit Facility was undrawn and fully available to us. While we expect to be able to renew the Revolving Credit Facility, we cannot guarantee we will be successful, which may limit our ability to achieve our corporate operating plans. As of December 31, 2014, we were in compliance with all covenants related to the Credit Facility. For additional details related to our debts, please see Note 9 in the Notes to the Consolidated Financial Statements.

        We have made significant progress since our separation from Clorox in November 2010. We operate independently with our own sales force, autonomous supply chain, and standalone administration of the business; and we are pursuing our strategy for growth with product innovation and development of our Armor All and STP brands. However, the costs to separate and operate as an independent operation proved greater than we had anticipated, and we have invested considerably in advertising and promoting the Armor All and STP brands. In light of our results during this important period, in September 2012 we entered into an amendment of our Credit Agreement, dated November 5, 2010, among Armored Auto Group Intermediate Inc. (f/k/a Viking Intermediate Inc.), the Company, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (as amended, amended and restated, supplemented or otherwise modified from time to time, the "Credit Facility") revising the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio as applicable to the Company's $50.0 million Revolving Credit Facility. The amendment to our Credit Facility did not affect our results of operations for 2012 and, although our ability to meet the revised financial ratios can be affected by events beyond our control, we expect to satisfy them.

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

Certain Information Concerning Contractual Obligations

        We lease various manufacturing, warehousing and office facilities under non-cancelable operating lease agreements. We also have engaged a number of third party service providers covering aspects of the administration of the business, including contract manufacturing, logistics, transportation, warehousing, software maintenance, systems support and hosting. In our marketing and brand support we employ, among other strategies, racing and rally sponsorships, and television, print, digital and online advertising. The following table presents information relating to our contractual obligations. Amounts set forth below are on an actual basis as of December 31, 2014, our most recent fiscal year end for which audited financial statements are available (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Payments due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Debt, including interest	$682,605	$45,341	$340,995	$296,269	—
Operating leases	10,387	3,060	4,942	2,322	63
Contract manufacturing, warehousing and logistics obligations(a)	16,054	5,593	7,357	2,980	124
Software maintenance, systems support and hosting(b)	1,116	803	313	—	—
Sponsorship and media agreements(c)	3,360	2,515	845	—	—
Advisory services and monitoring(d)	5,000	1,000	2,000	2,000	—

Total contractual obligations(e)	$718,522	$58,312	$356,452	$303,571	$187

(a)
Contract manufacturing, warehousing and logistics obligations—We secure our warehousing facilities and attendant services, logistics and transportation expertise capabilities under several contracts extending into 2017. These outsourcing arrangements typically provide for a base fee and variable costs determined with reference volume or the provision of additional services, and terms providing for termination for convenience on 120 days' notice and the payment of stipulated fees and additional costs. Only fixed or base fees on an ongoing basis for the term of the contracted services are included in the contractual obligations table. Further, we have ongoing relationships with various suppliers who manufacture and/or package our products ("Contract Manufacturers"). Certain of our Contract Manufacturers maintain title and control of raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third party distribution centers in accordance with agreed upon shipment terms. We purchase and maintain title and control of raw materials and components packaged by other of our Contract Manufacturers and are only obligated further for the services themselves. We typically do not have definitive minimum purchase obligations included in the contract terms with our Contract Manufacturers or other raw material or component suppliers. In the ordinary course of business, supply and service needs are communicated by us to our Contract Manufacturers based on orders and short-term projections, ranging typically three months. We are committed to purchase the products produced by the Contract Manufacturers based on the projections provided.

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

(c)
Sponsorship and media agreements—Our marketing campaigns rely on promotional events, television, radio, print and online advertising as well as racing and rally sponsorships. Sponsorship commitments extend into 2015 and our firm media plan through 2016.

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

(f)
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, $2.1 million of unrecognized tax benefits have been excluded from the table above.

        Subsequent to December 31, 2014, there have been no material changes to our contractual obligations that are outside the normal course of business.

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

        Estimates are used in accounting for, among other items, consumer and trade promotion accruals, future product volume and pricing estimates, future cost trends, credit worthiness of customers, allowance for excess and obsolete inventory, valuation of acquired intangible assets, useful lives for depreciation and amortization of long lived assets, future cash flows associated with impairment testing for goodwill and indefinite-lived intangible assets, uncertain income tax positions, contingencies and allowance for doubtful accounts. Actual results may ultimately differ from our estimates, although we do not generally believe such differences would materially affect the financial statements in any individual year. However, in regard to ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in valuation models, versus those anticipated at the time of the valuations, could result in impairment charges that may materially affect the financial statements in a given year. As to our receivables, the loss of a single significant customer to bankruptcy or otherwise leading to a bad debt write-off could materially affect the financial statements in a given year. Similarly, an unexpected write-off or obsolescence of an item or category of inventory or a material litigation, regulatory or other proceeding against us could materially affect the financial statements.

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

        Trade accruals are calculated based primarily on historical rates and consideration of recent promotional activities. We maintain liability reserves at the end of each financial reporting period for the estimated expenses incurred, but unpaid for these programs. The determination of accrued trade and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. We believe that the estimation methodologies employed, combined with the nature of the promotional campaigns, make the likelihood remote that our obligation would be misstated by a material amount. However, our financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. Our related trade and promotional expense accrual as of December 31, 2014 was $8.6 million as compared to $8.8 million as of December 31, 2013. If our accrual estimates for expected trade payouts at December 31, 2014 were to differ by 10%, the impact on net sales would be approximately $0.9 million.

Shared services agreement

        Under the Shared Services Agreement, we provide to IDQ, and IDQ provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal, and procurement services. In accordance with the agreement and applicable accounting guidance, direct costs clearly applicable to IDQ or us are not shared and costs that are not clearly applicable to IDQ or us are allocated based on a mutually agreed upon criteria and methodology. This methodology is largely a pro rata allocation based upon an analysis of each individual company's contribution to the aggregate cost of the shared functions before such services became shared and the actual costs of such functions for the period.

        During the year ended December 31, 2014, we charged IDQ $2.5 million for shared services while IDQ charged us $1.6 million, principally relating to the selling, general and administrative costs and which is reflected on a net basis in selling, general and administrative expense in the Company's consolidated statements of comprehensive loss.

        In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services allocated between the Company and IDQ are not necessarily indicative of the costs that would have been incurred by the either company on a stand-alone basis.

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

        Inventories include materials, direct labor, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average cost basis) or market. Accordingly, we reduce our inventories for the decrease of value resulting from product obsolescence, damage or other issues affecting marketability equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current market conditions and sales data, (ii) historical buying patterns and return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, and (v) component and packaging obsolescence. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material impact on our operating results in the period the change occurs. At December 31, 2014, we reported $38.6 million of inventories, net of our allowance for obsolescence of $2.1 million as compared to a $2.3 million obsolescence allowance on $34.0 million of inventories at the end of 2013. If our allowance for obsolescence at December 31, 2014 were to differ by 10%, the impact on inventories and gross profit would be approximately $0.2 million.

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

        A significant change in local tax legislation, market conditions or our performance against the projections used in arriving at our effective tax rate could have a material impact on our provision for income taxes in the period the change occurs. At December 31, 2014, we reported a tax benefit of $8.1 million in our Consolidated Statement of Comprehensive Loss. If our provision for income taxes at December 31, 2014 were to differ by 10%, the impact on our net loss would be approximately $0.8 million.

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

        Our fourth quarter 2012 change in Intercompany Pricing had the effect of increasing the cost of intercompany purchases in our Europe, Middle East and Africa reporting unit, our Australia and New Zealand reporting unit and our Latin America and Asia reporting unit, while increasing the value of intercompany sales from the Company's North America reporting unit. As a result of this change in Intercompany Pricing, when the Company determined the fair value of our reporting units in the first step of the goodwill impairment test as described in Part II. Item 8. Note 1 to the financial statements, the fair value of our Europe, Middle East and Africa reporting unit and our Australia and New Zealand reporting unit were lower than the carrying values of those reporting units. This decrease in value resulted primarily from the change in the Intercompany Pricing structure. After completing the second step of the goodwill impairment test as described in Part II. Item 8. Note 1 in the Notes to the Consolidated Financial Statements, we recorded a $24.1 million non-cash goodwill impairment charge. For more information, see Part II. Item 8. Notes 1 and 7 in the Notes to the Consolidated Financial Statements.

        Based on our fourth quarter 2012 analysis, the estimated fair values of our North America ("NA") reporting and our Latin America, Asia ("LAA") and rest of world reporting unit were 76% and 66% higher, respectively, than their carrying values, including goodwill. The estimated fair values of our Europe, Middle East and Africa ("EMEA") reporting unit and our Australia and New Zealand ("AUZ")reporting unit, however, were 43% and 19% below their carrying values, including goodwill after impairment charges. This results because of the reduction in fair value of certain finite lived assets within the Europe, Middle East and Africa reporting unit and within the Australia and New Zealand reporting unit, while the asset groups that contain the long-lived assets of those reporting units continue to have undiscounted cash flows in excess of their carrying value. Under GAAP, impairment of finite lived assets only occurs when the carrying value of an asset or asset group exceeds estimated undiscounted cash flows of the asset or asset group. As of October 1, 2014, the estimated fair values of our NA, LAA, EMEA and AUZ reporting units exceeded their respective carrying values by 153%, 408%, 26% and 27%, respectively.

        In addition, during the fourth quarter of 2012 the Company determined the fair value of its Armor All and STP trademarks and brand intangible assets. The Company estimates the fair value of these assets using a relief from royalty method under an income approach as described in Note 1. The key assumptions for this method are revenue projections, a royalty rate and a discount rate. Based on our analysis, the estimated fair value of the indefinite lived Armor All and STP trademarks and brands were 43% and 24% higher, respectively, than their historical book values and no impairment charge was required, as of October 1, 2012. During the fourth quarter of 2014, Company completed its annual indefinite-lived intangible asset impairment assessment and, based on those tests, recorded a non-cash impairment charge of $7.0 million related to its STP trade name. The key factors leading to the impairment charge was a decline in forecasted future results of the brand, as compared with the projections which were made when the brand was acquired from Clorox in 2010. During that same period, the Company concluded that the estimated fair values of the Armor All trademarks and brand intangible assets exceeded their respective carrying value by 54%.

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

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. The ASU requires management to make this evaluation for both the annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.

        In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS") that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

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

Interest rate risk

        We are exposed to interest rate risk associated with our debt instruments. As of December 31, 2014, we have $554.0 million of total debt outstanding, excluding $50.0 million of unused and available commitments under the Revolving Credit Facility, of which $279.0 million bear interest at a variable rate, the sum of the greater of LIBOR or 1.75% plus 4.25%. As LIBOR is currently more than one percentage point less than 1.75%, even a one percentage point change on our variable rate debt would not have affected our interest expense for the year ended December 31, 2014. However, if six month LIBOR, for example, were 1.5 percentage points higher during the year ended December 31, 2014 and 2013 our interest expense would have increased approximately $0.4 million, and $0.2 million, respectively for the periods. We currently do not have any interest rate swaps; however, we continually assess our interest rate risk for purposes of determining whether interest rate swaps would be consistent with our overall risk management strategy.

Concentration of business with large customers

        We have significant penetration of our products into flagship retailers and our top seven largest customers represented approximately 66%, 65% and 69% of U.S. net sales for the years ended

December 31, 2014, 2013 and 2012, respectively. Our largest customer (Wal-Mart) generated more than 10% of total net sales, specifically 23%, 23%, and 22% of total net sales in the years ended December 31, 2014, 2013 and 2012, respectively.

Commodity price fluctuations

        The raw materials for the products that we produce in the U.S. and the United Kingdom include silicone, jet fuel, base oil and other chemicals. Our packaging includes resin products, which is sensitive to change in fuel costs, and corrugated materials. Our profitability is sensitive to changes in the costs of these commodities caused by changes in supply or other market conditions, over which we have little or no control. Increases in the cost of energy, transportation and other necessary supplies or services, including the cost of diesel or jet fuel, may also harm our profits and operating results. During 2014, we experienced an increase in the prices of certain commodities, which negatively impacted our margins, most notably in resins and jet fuel, as compared to 2013.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of Armored AutoGroup Inc.

        We have audited the accompanying consolidated balance sheets of Armored AutoGroup Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armored AutoGroup Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 27, 2015

Armored AutoGroup Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$13,051	$21,253
Accounts receivable, net	67,897	60,324
Inventories	38,591	34,043
Due from IDQ	830	—
Other current assets	10,980	11,676

Total current assets	131,349	127,296
Property, plant and equipment, net	26,245	28,936
Goodwill	356,789	358,826
Intangible assets, net	266,448	313,470
Investment in affiliate	10,000	—
Deferred financing costs and other assets, net	2,158	3,719

Total assets	$792,989	$832,247

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$14,150	$6,989
Accrued expenses and other current liabilities	30,531	24,685
Due to Parent	29	745
Current portion of long-term debt, less discount	3,000	3,000

Total current liabilities	47,710	35,419
Long-term debt, less discount and current portion	541,469	550,582
Other liability	2,500	2,500
Deferred income taxes	74,420	89,610

Total liabilities	666,099	678,111

Commitments and contingencies (Note 11)
Shareholder's Equity:
Common stock ($0.01 par value, one thousand shares authorized, one thousand shares issued and outstanding at December 31, 2014 and 2013)	—	—
Additional paid-in capital	260,200	261,040
Accumulated deficit	(116,210)	(98,955)
Accumulated other comprehensive loss	(17,100)	(7,949)

Total shareholder's equity	126,890	154,136

Total liabilities and shareholder's equity	$792,989	$832,247

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net sales	$298,142	$289,956	$306,468
Cost of products sold	163,047	158,049	167,570

Gross profit	135,095	131,907	138,898
Operating expenses:
Selling and administrative expenses	42,783	40,694	48,306
Advertising costs	24,291	27,787	31,072
Research and development costs	2,287	2,474	2,211
Amortization of acquired intangible assets	36,446	36,788	36,701
Goodwill and intangible asset impairment	7,000	—	24,117

Total operating expenses	112,807	107,743	142,407

Operating profit (loss)	22,288	24,164	(3,509)
Non-operating expenses:
Interest expense	47,644	48,024	48,887
Other expense	12	285	445

Loss before income taxes	(25,368)	(24,145)	(52,841)
Benefit for income taxes	8,113	10,775	7,040

Net loss	$(17,255)	$(13,370)	$(45,801)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(9,151)	(9,389)	3,807

Comprehensive loss	$(26,406)	$(22,759)	$(41,994)

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital		Accumulated Deficit	Total Shareholder's Equity
	Shares	Amount
Balance at December 31, 2011	1	$—	$260,484	$(2,367)	$(39,784)	$218,333

Share based compensation	—	—	266	—	—	266
Translation adjustments	—	—	—	3,807	—	3,807
Net loss	—	—	—	—	(45,801)	(45,801)

Balance at December 31, 2012	1	—	260,750	1,440	(85,585)	176,605

Share based compensation	—	—	290	—	—	290
Translation adjustments	—	—	—	(9,389)	—	(9,389)
Net loss	—	—	—	—	(13,370)	(13,370)

Balance at December 31, 2013	1	—	261,040	(7,949)	(98,955)	154,136

Share based compensation	—	—	(840)	—	—	(840)
Translation adjustments	—	—	—	(9,151)	—	(9,151)
Net loss	—	—	—	—	(17,255)	(17,255)

Balance at December 31, 2014	1	$—	$260,200	$(17,100)	$(116,210)	$126,890

The accompanying notes are an integral part of these consolidated financial statements.

Armored AutoGroup Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net loss	$(17,255)	$(13,370)	$(45,801)
Adjustments:
Depreciation and amortization	47,665	47,846	46,813
Goodwill and intangible asset impairment	7,000	—	24,117
Share based compensation	(840)	290	266
Deferred income taxes	(16,605)	(15,210)	(10,612)
Other	218	63	157
Cash effects of changes, net of acquisition effects in:
Accounts receivable, net	(7,108)	10,842	(15,302)
Inventories	(4,031)	9,276	(5,194)
Prepaid taxes	3,146	1,215	(4,436)
Other current assets	104	(1,106)	(753)
Due from IDQ	(830)	—	—
Book overdraft	—	—	(1,987)
Accounts payable and accrued liabilities	9,063	(10,668)	10,509
Due to Clorox	—	—	11,864
Other	578	(911)	603

Net cash provided by operating activities	21,105	28,267	10,244

Cash flows from investing activities:
Capital expenditures	(4,415)	(4,305)	(7,698)
Investment in affiliate	(10,000)	—	—
Acquisition, net	(1,797)	(3,084)	—

Net cash used in investing activities	(16,212)	(7,389)	(7,698)

Cash flows from financing activities:
Borrowings under revolver	17,000	23,000	64,001
Payments on revolver	(17,000)	(23,000)	(64,001)
Principal payments on notes payable and other	(12,000)	(3,611)	(3,000)
Payment on advance from Parent	(716)	(50)	—
Deferred financing costs	—	—	(350)

Net cash used in financing activities	(12,716)	(3,661)	(3,350)

Effect of exchange rate changes on cash	(379)	(170)	75

Net (decrease) increase in cash	(8,202)	17,047	(729)
Cash at beginning of period	21,253	4,206	4,935

Cash at end of period	$13,051	$21,253	$4,206

Supplemental cash flow disclosures:
Cash paid for interest	$43,280	$43,878	$45,314

Cash paid for income taxes	$5,742	$4,099	$8,207

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

        The Company's business is moderately seasonal and can be impacted by weather. The Company's sales are typically higher in the first half of the calendar year as our customers purchase inventory for the spring and summer seasons when weather is warmer in the northern hemisphere than in the fall and winter months. This pattern is largely reflective of our customers' seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm and dry weather, and less strongly if weather is cold and wet. For these reasons, among others, the Company's results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Use of Estimates

        The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Specific areas, among others, requiring the application of management's estimates and judgment include assumptions pertaining to allowances for excess and obsolete inventory, provisions for cash discounts on amounts due from customers, fair values assigned to assets acquired and liabilities assumed in connection with acquisitions (see Note 7), accruals for consumer and trade promotion programs, future product volume

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

and pricing estimates, future cash flows utilized in impairment testing of goodwill and other long lived assets, creditworthiness of customers and potential income tax. Actual results could differ materially from the estimates and assumptions made.

Foreign Currency Translation

        Local currencies are the functional currencies for substantially all of the Company's foreign operations, with the exception of the Company's United Kingdom operation whose functional currency is the U.S. dollar. When the transactional currency is different than the functional currency, transaction gains and losses are included as a component of other expense (income), net. Assets and liabilities of foreign operations are translated into U.S. dollars using the exchange rates in effect at the respective balance sheet reporting date. Income and expenses are translated at the average exchange rate during the period. Gains and losses on foreign currency translations are reported as a component of accumulated other comprehensive (loss) income. Deferred taxes are not provided on cumulative translation adjustments where the Company expects earnings of a foreign subsidiary to be indefinitely reinvested.

Accounts Receivable, net

        The Company records accounts receivable at net realizable value. This value includes allowances for discounts and estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance for uncollectible accounts is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. The Company believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations. Accounts receivable are written off against the allowance for estimated uncollectible accounts should we conclude their collection is improbable.

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

        Income approach—To determine fair value, the Company uses a DCF approach for each of the reporting units. Under this approach, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF are consistent with the Company's long-range forecasts, and give consideration to historic and projected long-term business trends and strategies. The other key estimates and factors used in the DCF include, but are not limited to, discount rates, future sales volumes, revenue and expense growth rates, changes in working capital, capital expenditure forecasts, foreign exchange rates, currency devaluation, inflation, and a perpetuity growth rate.

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

        Amounts received by the Company from the licensing of certain trademarks are recorded as deferred revenue on the Consolidated Balance Sheets and are recognized in net sales, on a straight-line basis over the term of the licensing agreement, when the underlying royalties are earned.

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

Selling and Administrative Expenses

        Selling and administrative expense is primarily comprised of marketing expenses, selling expenses, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, all of which are included in selling and administrative expenses.

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

Shared Services Agreement

        Under the Shared Services Agreement (the "Shared Services Agreement"), the Company provides to IDQ and IDQ provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal, and procurement services. In accordance with the agreement and applicable accounting guidance, direct costs clearly applicable to IDQ or the Company are not shared and costs that are not clearly applicable to IDQ or the Company are allocated based on a mutually agreed upon criteria and methodology. This methodology is largely a pro rata allocation based upon an analysis of each individual company's contribution to the aggregate cost of the shared functions before such services became shared and the actual costs of such functions for the period.

        During the year ended December 31, 2014, the Company charged IDQ $2.5 million for shared services while IDQ charged us $1.6 million, principally relating to the selling, general and administrative costs and which is reflected on a net basis in selling, general and administrative expense in the Company's consolidated statements of comprehensive loss.

        In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services allocated between the Company and IDQ are not necessarily indicative of the costs that would have been incurred by the either company on a stand-alone basis.

Share Based Compensation

        Parent has allowed the Company to grant to it's employees both time based stock option awards and performance based stock option awards, which vest subject to a liquidity event (e.g., an initial public offering or change in control, as defined) and based upon the attainment of specified minimum

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—The Company and Summary of Significant Accounting Policies (Continued)

returns on capital to Parent shareholders. The Company measures share based compensation associated with the time based awards based on their fair values on the dates they were granted. The expense was recognized by amortizing the fair value on a straight-line basis over the vesting period. Although the Company has estimated the fair value of its performance based stock option awards, given that the performance condition (a liquidity event) is not probable of occurrence, the Company has not to-date recognized any share based compensation expense attendant to these awards (see Note 14). In the third quarter of 2014, the Company determined that the stock compensation expense was not required based on the vesting provisions of the 2010 Equity Incentive Plan. As a result, the Company reversed the cumulative stock compensation expense of $0.8 million.

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

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. The ASU requires management to make this evaluation for both the annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.

        In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS") that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Investment in Affiliate and Related-Party Transactions

        On March 17, 2014, the Company paid $10.0 million to acquire a non-controlling equity interest in IDQ Acquisition Corp. ("IDQ") and also paid $1.2 million in transaction fees and closing costs. The investment is accounted for under the cost method of accounting. The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction. The transaction fees and closing costs are reported in selling and administrative expenses on the Consolidated Statements of Comprehensive Loss. On the same date, Parent acquired a controlling equity interest in IDQ. In connection with the investment, the Company entered into a Shared Services Agreement with IDQ and Parent pursuant to which certain services are provided by one party to another, as agreed by the Company and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and the Company. On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA. Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility. The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA fees and expenses incurred for the Company's investment in IDQ, the Company's implementation of a management services agreement with IDQ and the Company's pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

        In conjunction with the original Acquisition, the Company entered into a Transition Services Agreement ("TSA") with Clorox whereby Clorox would provide certain services, equipment and office space to the Company. Additionally under the TSA, the Company provided certain services to Clorox. Related party transactions and activities involving Clorox are not always consummated on terms equivalent to those that would prevail in an arm's-length transaction where conditions of competitive, free-market dealings may exist. On November 1, 2011, the Company completed the transition of its North American and export operations from Clorox provisioning to standalone operations. The Company completed the transition of certain international operations from Clorox in the second quarter of 2012 and terminated the remaining service components of the TSA. During 2012, the Company recorded $0.7 million of payments under the agreement in Selling and administrative expenses. Further, on conclusion of the TSA the Company entered into a subsequent arrangement with Clorox for continuation of services in Australia and New Zealand, including warehousing, logistics, customer service and information systems facilities and support. Expenses for these services were $1.3 million and $0.7 million and were included in cost of goods sold and selling and administrative expenses, respectively in 2012.

  Avista

        Avista owns approximately 91.3% of Parent, which is the sole stockholder of Intermediate, the Company's parent. As a result, Avista has the power to elect our Board of Directors and has the ability to exercise significant influence or control over the Company's operations.

        The Company has entered into a monitoring agreement with Avista and affiliates of Avista whereby Avista provides services for a fixed fee of $1.0 million annually to the Company. Selling and

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Investment in Affiliate and Related-Party Transactions (Continued)

administrative expenses, including out of pocket expenses related to this monitoring agreement were (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Avista monitoring agreement fees	$1,652	$1,044	$1,055

        In connection with the Acquisition and the issuance of its long-term debt, the Company paid $4.1 million to Avista and affiliates of Avista for consulting expenses and recorded these as deferred financing costs which are amortized over the term of the debt using the effective interest method. Related amortization expense was (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Amortization of Avista consulting expenses	$600	$604	$605

  Consulting Agreements

        Michael Klein, who serves as the Company's Chief Executive Officer, is the sole member of Las Colinas Investments, LLC, which is entitled to receive $125,280 per annum from IDQ Operating, Inc. pursuant to, and subject to the terms and conditions of, the consulting Agreement, dated as of January 28, 2013, as amended, subject to an aggregate cap of $360,000 following April 1, 2014. Gerard Rooney, who serves as the Company's Executive Vice President of Operations, is the sole member of Windy Hill Investments LLC, which is entitled to receive $83,520 per annum from IDQ Operating, Inc. pursuant to, and subject to the terms and conditions of, the consulting Agreement, dated as of January 28, 2013, as amended, subject to an aggregate cap of $240,000 following April 1, 2014. Pursuant to the Shared Services Agreement, AAG will be responsible for a portion of the costs and expenses (attributable to AAG as determined by Parent) associated with such consulting agreements. Ms. Kranc and Mr. Yurko are entitled to receive $50,000 per annum from the Company pursuant to, and subject to the terms and conditions of, the Board Service Consulting Agreements, dated as of June 1, 2014 and March 17, 2014, respectively. In consideration for services rendered in connection with the IDQ Investment, Mr. Yurko received a transaction fee equal to $250,000 per the terms of the consulting agreement. In June 2014, Ms. Kranc was granted 100,000 stock options, per the terms of her consulting agreement.

  Kinderhook Industries

        Under the terms of the IDQ Investment, Kinderhook Industries, which formerly owned 88% of IDQ, received a 7.1% stake in the common equity of the Parent as a component of the consideration for the sale of its ownership interest in IDQ. Kinderhook has a monitoring agreement whereby Kinderhook provides services for a fixed fee of $1.7 million annually to IDQ. The agreement was amended in March, 2014 to cap future payments to Kinderhook at a total of $5.0 million.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Investment in Affiliate and Related-Party Transactions (Continued)

  Directors and Officers

        In connection with the original Acquisition and issuance of the Company's long-term debt, the Company incurred costs of $1.8 million for consulting expenses from individuals that later became directors and officers of the Company. Of this amount, $0.4 million was paid to certain directors and officers of the Company and $1.4 million was reinvested in the Company through the purchase of common stock. Of these consulting expenses, $1.3 million was recorded in 2010, with the remaining $0.5 million deferred and amortized over the term of the respective debt using the effective interest method. Related amortization expense was (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Amortization of directors' and officers' consulting expenses	$68	$68	$68

        The Company engaged Charles McIlvaine, a former Director of the Company, to provide services associated with corporate development and other strategic initiatives on a consulting basis. Pursuant to this arrangement the Company recorded charges of $0.1 million in the year ended December 31, 2012 in selling and administrative expenses.

  Parent

        In May 2011, the Company received $795,000 on behalf of its Parent related to the sale of the Parent's stock to certain of the Company's employees. During the years ended December 31, 2014 and December 31, 2013, the Company repurchased from certain employees $468,000 and $50,000, respectively, of stock as a result of terminations. As of December 31, 2014 and December 31, 2013, the Company had $172,000 and $745,000, respectively, non-interest bearing and due on demand to Parent related to such sales. In March 2014, Parent stock was issued to legacy IDQ employees for prior service, with no cash paid to Parent.

Note 3—Accounts Receivable, net

        The percentage of accounts receivable due from the Company's largest customers were:

	December 31, 2014	December 31, 2013
First	19%	24%
Second	19%	7%

        The percentage of the Company's net sales to the Company's largest customer (Wal-Mart) was:

CONSOLIDATED
Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
23%	23%	22%

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Accounts Receivable, net (Continued)

        Sales to the Company's largest customer are principally made in North America. No other customers exceeded 10% of net sales in any period.

        The Company's allowance for doubtful accounts is summarized as follows (in thousands):

	Beginning Balance	Provision for Doubtful Accounts	Amounts Written-Off	Other Deductions— Purchase Accounting	Ending Balance
Year ended December 31, 2014	$448	$55	$(220)	$—	$283
Year ended December 31, 2013	682	174	(408)	—	448
Year ended December 31, 2012	390	370	(78)	—	682

Note 4—Inventories

        Inventories consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Finished goods	$31,628	$28,400
Raw materials and packaging	9,102	7,896
Allowances for obsolescence	(2,139)	(2,253)

	$38,591	$34,043

        The Company's allowance for obsolescence is summarized as follows (in thousands):

Year Ended December 31,	Beginning Balance	Provision for obsolescence	Amounts Written-Off	Other Deductions— Purchase Accounting	Ending Balance
2014	$2,253	$3,641	$(3,755)	$—	$2,139
2013	2,029	3,599	(3,375)	—	2,253
2012	2,051	1,195	(1,217)	—	2,029

Note 5—Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Current deferred taxes	$4,938	$3,555
Deferred financing costs	1,508	1,767
Prepaid expenses	1,264	2,015
Prepaid income taxes	1,480	2,453
Other receivables	1,790	1,886

	$10,980	$11,676

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Property, Plant and Equipment, net

        Property, plant and equipment consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land and improvements	$1,806	$1,784
Buildings	3,773	3,769
Machinery and equipment	29,257	27,178
Capitalized software	12,140	12,182
Construction in progress	3,531	1,541

	50,507	46,454
Less: accumulated depreciation	(24,262)	(17,518)

	$26,245	$28,936

        Depreciation expense related to property, plant and equipment and amortization of capitalized software was (in thousands):

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Depreciation	$4,753	$4,953	$4,639
Amortization of capitalized software	2,108	2,017	1,605

	$6,861	$6,970	$6,244

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

        During the fourth quarter of 2014, the Company completed its annual indefinite-lived intangible asset impairment assessment. The Company uses an income approach, the relief-from-royalty method, to estimate the fair value of its trademarks and trade names with indefinite lives. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The determination of the fair values of trademarks and brand name assets with indefinite lives requires significant judgments in determining both the assets' estimated cash flows

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill and Intangible Assets, net (Continued)

as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce different results. Based on the results of the tests, the Company recorded a non-cash impairment charge of $7.0 million related to its STP trade name. The key factors leading to the impairment charge was a decline in forecasted future results of the brand, as compared with the projections which were made when the brand was acquired from Clorox in 2010.

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

        Changes in the carrying amount of goodwill and intangible assets were as follows (in thousands):

		Trademarks and Other Intangible Assets
	Goodwill	Trademarks and Brands Not Subject to Amortization	Customer Relationships Subject to Amortization	Licensing Arrangements Subject to Amortization	Total
Balance at December 31, 2012	$362,216	$99,597	$249,610	$3,698	$352,905

Amortization	—	—	(35,488)	(1,300)	(36,788)
Acquisition, net	580	—	1,823	—	1,823
Translation adjustments	(3,970)	(1,384)	(3,086)	—	(4,470)

Balance at December 31, 2013	358,826	98,213	212,859	2,398	313,470

Amortization	—	—	(35,146)	(1,300)	(36,446)
Acquisition, net	1,871	—	—	—	—
Impairment	—	(7,000)	—	—	(7,000)
Translation adjustments	(3,908)	(1,161)	(2,414)	—	(3,576)

Balance at December 31, 2014	$356,789	$90,052	$175,299	$1,098	$266,448

        Customer relationships and licensing arrangements subject to amortization are reported on the Consolidated Balance Sheet net of accumulated amortization of $149.1 million, and $114.7 million, at December 31, 2014 and 2013, respectively. The weighted average remaining amortization period for customer relationships and licensing arrangements subject to amortization is 6 years and 1 year, respectively. In the second quarter of 2014, the Company made an acquisition in the United Kingdom, increasing goodwill $1.9 million. In the third quarter of 2013, the Company made an acquisition in Europe, increasing goodwill and customer relationships by $0.6 million and $1.8 million (which will be amortized over 7 years), respectively. Licensing royalties were $2.5 million, $2.3 million and $3.0 million in the years ended December 31, 2014, 2013 and 2012, respectively. Although licensing agreements may not be renewed for strategic or other reasons, the Company generally maintains and extends its existing license arrangements.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill and Intangible Assets, net (Continued)

        Expected future amortization expense for these intangible assets as of December 31, 2014 is as follows:

Fiscal Years
2015	$36,760
2016	35,662
2017	34,173
2018	26,090
2019	26,090
Thereafter	16,524

$175,299

Note 8—Accrued Expenses and Other Current Liabilities

        The following summarizes the Company's accrued expenses and other current liabilities (in thousands):

	December 31, 2014	December 31, 2013
Trade, sales promotion and advertising	$8,552	$8,777
Accrued interest	7,924	8,029
Accrued taxes	2,780	50
Compensation and benefits	4,719	2,156
Other	6,556	5,673

	$30,531	$24,685

Note 9—Debt

        The following summarizes the Company's debt (in thousands):

	December 31, 2014
	Credit Facility
				Total Long-Term Debt
	Revolver	Term Loan	Senior Notes
Balance	$—	$279,000	$275,000	$554,000
Less: discount	—	(3,389)	(6,142)	(9,531)

	$—	275,611	268,858	544,469

Less: current portion		(3,000)	—	(3,000)

Long-term portion, net of discount		$272,611	$268,858	$541,469

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

	December 31, 2013
	Credit Facility
				Total Long-Term Debt
	Revolver	Term Loan	Senior Notes
Balance	$—	$291,000	$275,000	$566,000
Less: discount	—	(6,271)	(6,147)	(12,418)

	$—	284,729	268,853	553,582

Less: current portion		(3,000)	—	(3,000)

Long-term portion, net of discount		$281,729	$268,853	$550,582

Credit Facility

        In connection with the Acquisition on November 5, 2010, the Company entered into a credit agreement, among Intermediate, the Company, several lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (the "Credit Facility"). Borrowings under the Credit Facility bear interest at a variable rate, the sum of the greater of the London Interbank Offered Rate ("LIBOR") or 1.75% plus 4.25%. The Credit Facility provided revolving credit and a Term Loan as follows:

        Revolver—A secured $50.0 million revolving credit loan ("Revolver") which is governed by the Revolving Credit Facility, which expires in November 2015. Further to interest as described above on the Revolver, an annual commitment fee of 0.75% is charged quarterly based on the average daily unused portion of the Revolver. No amounts were outstanding against the Revolver at December 31, 2014 and 2013. While the Company expects to be able to renew the Revolving Credit Facility, there is no guarantee the Company will be successful, which may limit the Company's ability to achieve its corporate operating plans.

        On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA, which is equivalent to Adjusted EBITDA. Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility. The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA fees and expenses incurred for the Company's investment in IDQ Acquisition Corp., the Company's implementation of a management services agreement with IDQ Acquisition Corp. and the Company's pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

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

        The Credit Facility is collateralized by substantially all of the assets of the Company. The Credit Facility is subject to certain covenants which restrict the payment of dividends, the Company's ability to incur indebtedness or liens, or make certain investments and requires the Company to maintain certain

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

financial ratios. As of December 31, 2014, the Company was in compliance with all covenants related to the Credit Facility. The Company's payment obligations under the Credit Facility are guaranteed, jointly and severally, by all of the Company's wholly owned domestic subsidiaries. See Note 18 for financial information for the Company and its subsidiaries.

  Senior Notes

        In connection with the Acquisition on November 5, 2010, the Company issued 9.25% senior unsecured notes ("Senior Notes") in an aggregate principal amount of $275.0 million, which mature in November 2018. The coupon interest on these notes is payable semiannually on May 1 and November 1.

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

  Interest Expense

        Interest expense associated with the Credit Facility and the Senior Notes including commitment fees for unused borrowings, and amortization of original issue discount and deferred financing costs was (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Credit Facility
Revolver	$813	$864	$1,485
Term Loan	19,392	19,954	20,110
Senior Notes	27,210	27,089	26,980
Other	229	117	312

	$47,644	$48,024	$48,887

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Debt (Continued)

  Debt Maturities

        Debt maturities are as follows as of December 31, 2014 (in thousands):

Fiscal Years
2015	$3,000
2016	276,000
2017	—
2018	275,000

$554,000

  Deferred Financing Costs, net

        Costs associated with the establishment of the Credit Facility and Senior Notes have been deferred and are recorded as other current assets and other non-current assets on the Company's Consolidated Balance Sheets as follows (in thousands):

	December 31, 2014	December 31, 2013
Balance	$9,979	$9,979
Less: accumulated amortization	(6,397)	(4,814)

	3,582	5,165
Less: current portion, net of amortization	(1,508)	(1,767)

Long-term portion, net of amortization	$2,074	$3,398

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

        The Company's financial instruments consist of cash, trade accounts receivable, trade accounts payable and long-term debt. Due to their short-term maturity, the carrying amounts of cash, trade

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Fair Value Measurement of Assets and Liabilities (Continued)

accounts receivable and trade accounts payable approximate their fair market values. The carrying and fair values of the Company's long-term debt were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$275,611	$278,303	$284,729	$291,000
Senior notes	$268,858	$273,625	$268,853	$267,438

        The fair value of the Term Loan and Senior Notes was determined using broker quotes (Level 2). The broker quotes are determined on an analysis of discounted cash flows together with applicable forward LIBOR rates.

Note 11—Commitments and Contingencies

        The Company leases various manufacturing, warehousing and office facilities under non-cancelable operating lease agreements which expire at various dates through 2019. The Company also has a number of third party service providers covering aspects of the administration of the business, including contract manufacturing, logistics, transportation, warehousing, software maintenance, systems support and hosting. In its marketing and brand support, the Company employs sponsorships, television, print, digital and online advertising. In sourcing of these services the Company generally enters into enforceable and legally binding agreements specifying all significant terms, including quantity, price and the approximate timing of the provision of the good or service to the Company. Under its existing non-cancelable contracts, as of December 31, 2014 the Company is required to pay minimum annual payments as follows (in thousands):

Year Ended December 31,	Operating Leases	Contract Manufacturing, Warehousing and Logistics Obligations	Software Maintenance, Systems Support and Hosting	Sponsorship and Media Agreements	Advisory Services and Monitoring
2015	$3,060	$5,593	$803	$2,515	$1,000
2016	2,833	3,889	313	845	1,000
2017	2,109	3,468	—	—	1,000
2018	1,268	1,490	—	—	1,000
2019	1,054	1,490	—	—	1,000
Thereafter	63	124	—	—	—

	$10,387	$16,054	$1,116	$3,360	$5,000

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

	Years ended
	December 31, 2014	December 31, 2013	December 31, 2012
Rental expense for all operating leases	$2,832	$2,775	$4,105

        Contract manufacturing, warehousing and logistics obligations—The Company secures its warehousing facilities and attendant services, as well as logistics and transportation expertise under several contracts extending into 2018. These outsourcing arrangements typically provide for a base fee and variable costs determined with reference to volume or the provision of additional services, and terms providing for termination for convenience on 120 days' notice and the payment of stipulated fees and additional costs. Only fixed or base fees on an ongoing basis for the term of the contracted services are included in the above summary. Further, the Company has ongoing relationships with various suppliers who manufacture and/or package the Company's products ("Contract Manufacturers"). Certain of the Company's Contract Manufacturers maintain title and control of raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company's customers or third party distribution centers in accordance with agreed upon shipment terms. The Company purchases and maintains title and control of raw materials and components packaged by other of its Contract Manufacturers and is only obligated further for the services themselves. The Company typically does not have definitive minimum purchase obligations included in the contract terms with its Contract Manufacturers or other raw material or component suppliers. In the ordinary course of business, supply and service needs are communicated by the Company to its Contract Manufacturers based on orders and short-term projections, ranging typically three months. The Company is committed to purchase the products produced by the Contract Manufacturers based on the projections provided.

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

        Sponsorship and media agreements—The Company's marketing campaigns rely on promotional events, television, radio, print and online advertising as well as, racing and rally sponsorships. Sponsorship commitments extend into 2015 and the Company's media plan extends through 2016.

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Litigation and Other Legal Matters (Continued)

        In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company has agreed to indemnify and reimburse Clorox for 50% of the first $5.0 million in costs related to the contract claim. As of December 31, 2014 and 2013, the Company has accrued a $2.5 million long-term liability related to this contingency.

Note 13—Common Stock

        The Company has one thousand shares of $0.01 par value common stock authorized, issued and outstanding at December 31, 2014 and 2013. Through Intermediate, Parent indirectly owns all of the Company's common stock. 91.3% of Parent's issued and outstanding common stock is owned by Avista, with an additional 7.1% owned by Kinderhook Industries and the remaining aggregate 1.6% owned by certain members of management and the Board of Directors ("Management Stockholders") and purchased in connection with the IDQ Investment.

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

Note 14—Share Based Compensation Plans

        The following table presents details of total share based compensation expense that is included in the Company's statements of comprehensive loss (in thousands):

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cost of products sold	$(42)	$15	$13
Selling and administrative expenses	(762)	260	243
Research and development costs	(36)	15	10

Total share based compensation costs	$(840)	$290	$266

        In November 2010, the Parent's Board of Directors approved the 2010 Equity Incentive Plan (the "2010 AAG Option Plan"), which authorized equity awards to be granted for up to 26,500,000 shares of Parent's common stock. On June 23, 2014, the Parent's Board of Directors resolved to increase the shares authorized for grant to 27,565,000. Under the 2010 AAG Option Plan, certain management and

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

key employees of the Company have been or may be granted a combination of time based and performance based options to purchase the Parent's common stock. Share based compensation expense related to employee grants under the 2010 AAG Option Plan had previously been reflected in the financial statements. However, during the third quarter of 2014, the Company determined that no compensation expense should be recognized until an actual vesting event occurs. As a result, approximately $0.8 million of compensation expense which was previously recognized for these grants was reversed. As of December 31, 2014, equity awards for approximately 2,808,750 shares of Parent's common stock remain available for grant under the 2010 AAG Option Plan.

        The Company utilizes an option pricing method employing a Black Scholes model to estimate the fair value of stock options granted. The following weighted average assumptions were used for time based and performance based option grants in the periods:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Expected life	3.0 years	6.5 years	6.5 years
Expected volatility	80.0%	34.0%	35.0%
Risk-free interest rate	0.65% - 0.86%	1.23% - 2.03%	0.91% - 1.36%
Dividend yield	0%	0%	0%

        Time based and performance based options expire ten years from the date of grant. The expected life of the stock options on the option grants during the period was determined based on the average of the weighted vesting term and the contractual term of the options. However, after the modification discussed below, the expected term was changed to the remaining vesting period of 3 years. The Company estimates stock option forfeitures based on historical data from Clorox and will adjust the rate to expected forfeitures when Company-specific experience indicates a different trend. Expected volatility for the period is determined consistently based on a five-company peer group, all of which have publicly traded stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury yield curve with a term similar to the expected remaining term of the option on the date of the grant. Dividend yield for the period is determined based on projected annual dividend payments.

        Employees of the Company participate in the Stock Option Plan of Parent (the "Plan"). On June 23, 2014, Parent modified the stock option grant agreements for certain employees participating in the Plan. In addition, Parent granted additional options covering 2,385,000 shares to employees during the quarter ended June 30, 2014 at $1.00 per share. One half of the modified and newly granted options vest ratably over a five year period from the date of grant/modification based upon the passage of time (the "Time Award"), while the remaining 50% of the options vest upon the achievement of specified performance conditions as set forth in the grant agreements. The performance condition can be met each fiscal year if certain EBITDA targets are achieved, subject to certain carry back and carry forward provisions, or if a change of control occurs and the applicable return of capital target is met.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

        The following table summarizes stock option activity for time based options under the 2010 AAG Option Plan for the periods presented (in thousands, except per share amounts):

	Number of Time based Shares	Weighted- Average Exercise Price
Non-vested at December 31, 2012	4,708	$1.02
Granted	935	1.00
Forfeited	(614)	1.00
Vested	(1,153)	1.01

Non-vested at December 31, 2013	3,876	1.02
Granted	5,628	1.00
Additional time based shares from modification	3,285	1.00
Forfeited	(1,913)	1.00
Vested	—	1.01

Non-vested at December 31, 2014	10,876	1.00
Exercisable at December 31, 2014	2,678	1.00

Outstanding at December 31, 2014	13,554	$1.00

        Under the 2010 AAG Option Plan, time based options vested ratably over the applicable service period, five years, on each anniversary of the date of grant and, regardless, immediately upon a change in control event, subject to certain conditions. However, Parent and holders of outstanding options covering 14,608,750 option shares and about 40 grants under the 2010 AAG Option Plan agreed to revisions to the stock option award agreements. The revisions effective June 23, 2014, included the following changes:

  a.
  The vesting period for unvested time based option shares was extended to annual vesting ratably over 5 years from June 23, 2014;

  b.
  25% of the option shares designated for performance based vesting in participants' original grants were revised to time based vesting, with annual vesting ratably over 5 years from June 23, 2014;

  c.
  The performance criteria for the remainder of the performance based option shares was revised to vest based on the company achieving annual EBITDA targets which were designated in the revised grants; and

  d.
  for performance based options shares, if they do not vest under scenario (c) above, the option shares may vest under an alternative vesting criteria that is based on a target return of capital to stockholders. The return of capital target is a scale of 2 to 3 times the stockholders original investment at such time as there is a change of control of the Company's ownership.

        There have been no vested, time based stock options exercised to date under the 2010 AAG Option Plan and no cash received. The weighted average fair value of time based options granted in 2014, 2013 and 2012 was $0.29, $0.15 and $0.15, respectively. The aggregate fair value of options vested in 2014, 2013 and 2012 was $0.0 million, $0.2 million and $0.3 million, respectively. At December 31,

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Share Based Compensation Plans (Continued)

2014, the total amount of unrecognized compensation cost for time based options granted is $4.1 million. At December 31, 2014, vested and exercisable options and total time based options outstanding have weighted average remaining contractual terms of 6.2 and 7.6 years, respectively, and carry no intrinsic value.

        The following table summarizes stock option activity for performance based options under the 2010 AAG Option Plan for the periods presented (in thousands, except per share and year amounts):

	Number of Performance based Shares	Weighted- Average Exercise Price
Non-vested at December 31, 2012	12,862	$1.01
Granted	1,869	1.00
Forfeited	(926)	1.00

Non-vested at December 31, 2013	13,805	1.01
Granted	5,528	1.00
Forfeited	(4,844)	1.00
Converted to time based	(3,285)	1.00

Non-vested and outstanding at December 31, 2014	11,204	$1.00

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

        Because it is not probable that these performance based option grants will vest and no compensation expense is recognized, the Company did not value these grants. At a time in which it becomes probable that the performance option grants will vest the Company will have a valuation performed. At that time, the Company will disclose the total compensation cost in their ending financial statements.

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes

        The benefit provision for income taxes on loss before income taxes, by tax jurisdiction, consisted of the following (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Current:
Federal	$6,670	$3,006	$1,425
State	493	537	364
Foreign	1,329	892	1,783

Total current	8,492	4,435	3,572
Deferred:
Federal	(16,151)	(11,874)	(11,060)
State	(493)	(2,818)	1,206
Foreign	39	(518)	(758)

Total deferred	(16,605)	(15,210)	(10,612)

Total	$(8,113)	$(10,775)	$(7,040)

        The components of loss before income taxes, by tax jurisdiction, were as follows (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
United States	$(21,385)	$(19,478)	$(24,880)
Foreign	(3,983)	(4,667)	(27,961)

	$(25,368)	$(24,145)	$(52,841)

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate on loss before income taxes follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Non-deductible impairment of goodwill	—	—	(12.3)
State taxes (net of federal tax benefits)	0.8	6.8	(1.8)
Foreign rate differential	(2.9)	(2.0)	(3.0)
Domestic production activities deduction	2.3	0.8	0.6
Acquisition related	0.3	—	0.4
Change in valuation allowance	(2.4)	(2.3)	—
UK interest deduction	6.9	2.5	1.3
Uncertain tax positions	(2.8)	—	—
Other differences	(5.3)	3.8	(6.9)

Effective tax rate	31.9%	44.6%	13.3%

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

        The Company's effective rate for 2014 differs from the statutory rate primarily due to differences in the foreign tax rates when compared to the statutory rate, changes in valuation allowances relating to certain foreign jurisdictions and uncertain tax positions. The effective benefit rate for 2013 differs from the statutory rate primarily due to state taxes. Other items impacting the Company's effective benefit rate relate primarily to deductible interest expense in the U.K., and adjustments resulting from the filing of the income tax returns.

        Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Accrual and reserves	$2,138	$1,841
Inventory costs	2,854	2,064
Acquisition related	2,127	2,225
Net operating losses	1,991	1,806

Total deferred tax assets	9,110	7,936

Deferred tax liabilities:
Fixed and intangible assets	(77,128)	(93,388)
Section 481(a) adjustments	(260)	—

Total deferred tax liabilities	(77,388)	(93,388)

Valuation Allowance	(1,204)	(603)

Net deferred tax liabilities	$(69,482)	$(86,055)

        The net deferred tax assets and liabilities are included in the balance sheets as follows (in thousands):

	December 31, 2014	December 31, 2013
Current deferred tax assets	$4,938	$3,555
Non-current deferred tax liabilities	(74,420)	(89,610)

Net deferred tax liabilities	$(69,482)	$(86,055)

        The Company periodically reviews its deferred tax assets for recoverability. A valuation allowance is established when the Company believes that it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of December 31, 2014, the Company had aggregate foreign net operating losses of approximately $15.1 million, which is comprised of losses of $13.3 million, $1.7 million and $0.1 million in the United Kingdom, China and other foreign jurisdictions, respectively. Losses in the United Kingdom are subject to an indefinite carryforward period; however, due to limitations on the ability to utilize such losses to offset income from only certain members of

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes (Continued)

the United Kingdom group, a full valuation allowance has been provided on such losses. Losses in China have a five year carryforward period and also carry a full valuation allowance.

        In connection with the Acquisition, Clorox has agreed to indemnify the Company for any taxes and interest associated with the periods prior to November 4, 2010.

        The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2014 and December 31, 2013, the total balance of accrued interest and penalties related to uncertain tax positions was $0.3 million and $0.1 million, respectively.

        The following is a reconciliation of the beginning and ending amounts of the Company's gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Unrecognized tax benefits—beginning of period	$865	$379	$417
Gross increases—tax positions in prior periods	275	625	—
Gross increase—current period tax positions	1,082	—	75
Reversal of accrual for prior year tax positions	(43)	—	—
Statute of limitations lapse	(57)	(51)	—
Settlements	(66)	(88)	(113)

Unrecognized tax benefits—end of period	$2,056	$865	$379

        As of December 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefits was $2.1 million, and $0.9 million, respectively, which would affect the effective tax rate, if recognized. Of the 2014 and 2013 balances above, $0.3 million and $0.2 million, respectively, relates to periods which were included within Clorox tax returns. An offsetting receivable has been recorded in other assets for the Clorox indemnity as of December 31, 2014 and 2013. As of December 31, 2014, the Company had an uncertain tax position of $1.2 million which was offset against a corresponding net operating loss in accordance with ASU 2013-11.

        The Company is subject to exam by the U.S. federal, state, and foreign tax authorities on its filings since 2011. During 2013, the U.S. federal tax return filed by the Company for 2010 was examined by the IRS, and resulted in no change.

        In the twelve months succeeding December 31, 2014, the Company expects total unrecognized tax benefits to change by $0.1 million due to the lapse of statute of limitations on a portion of the unrecognized tax benefit indemnified by Clorox. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

        The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the U.S. No provision has been made for U.S. income taxes or foreign withholding taxes on $0.8 million of cumulative unremitted earnings of certain foreign subsidiaries as of December 31, 2014 due to the Company's existing tax structure, existing tax law and the Company's intention to indefinitely reinvest these earnings outside the U.S. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings was not practicable. If these earnings were distributed to the Company's U.S. entity, the Company would be subject to additional U.S. income taxes and foreign withholding taxes would be reduced by available foreign tax credits.

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

Year Ended
December 31, 2014	December 31, 2013	December 31, 2012
$273	$804	$1,622

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

        The following summarizes the financial performance of the Company's operating segments (in thousands):

	Year ended December 31, 2014
	North America	International	Corporate	Consolidated
Net sales	$219,793	$78,349	$—	$298,142
Earnings (loss) before income taxes(1)	52,606	7,115	(85,089)	(25,368)
Capital expenditures	4,008	407	—	4,415
Depreciation and amortization	6,390	470	40,805	47,665
Share based compensation	$(846)	$6	$—	$(840)

(1)
During the fourth quarter of 2014, the Company recorded a $7.0 million non-cash impairment charge on intangible assets related to its STP tradename. See Notes 1 and 7.

	Year ended December 31, 2013
	North America	International	Corporate	Consolidated
Net sales	$215,165	$74,791	$—	$289,956
Earnings (loss) before income taxes	52,118	8,549	(84,812)	(24,145)
Capital expenditures	3,848	457	—	4,305
Depreciation and amortization	6,133	841	36,788	43,762
Share based compensation	$266	$24	$—	$290

	Year ended December 31, 2012
	North America	International	Corporate	Consolidated
Net sales	$232,467	$74,001	$—	$306,468
Earnings (loss) before income taxes(1)	48,909	(16,162)	(85,588)	(52,841)
Capital expenditures	6,481	1,217	—	7,698
Depreciation and amortization	5,622	431	36,701	42,754
Share based compensation	$256	$10	$—	$266

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

        The following is a summary of sales by product categories for the Company's North America segment (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
North America:
Appearance products	$169,665	$160,180	$171,592
Performance chemicals products	50,128	54,985	60,875

Total net sales	$219,793	$215,165	$232,467

        The Company has not historically tracked net sales by product categories for its International segment.

        The Company has three products that have accounted for 10% or more of total net sales:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Armor-All wipes	24%	18%	17%
Armor-All protectant	22%	21%	22%
STP fuel and oil additives	19%	16%	18%

        The Company has operations in the United States and abroad, including Canada, Europe, Australia and other international locations. Net sales based on geography are summarized as follows (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
U.S.	$200,995	$194,745	$210,086
Canada	18,798	20,420	22,381
Europe	31,034	25,229	24,518
Australia and rest of world	47,315	49,562	49,483

Total net sales	$298,142	$289,956	$306,468

        Long lived, tangible assets based on geography are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
U.S.	$23,987	$26,095
Rest of world	2,258	2,841

Total long lived tangible assets	$26,245	$28,936

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Segment Data (Continued)

        The Company does not allocate intangible assets or debt and its associated deferred financing costs to its North America and International segments but includes them as Corporate balance sheet items. The following summarizes total assets of the Company's operating segments (in thousands):

	December 31, 2014	December 31, 2013
North America	$136,482	$123,964
International	29,687	30,823
Corporate	626,820	677,460

Total assets	$792,989	$832,247

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
Year Ended December 31, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$7,396	$—	$5,655	$—	$13,051
Accounts receivable, net	—	51,565	16,332	—	67,897
Inventories	—	29,320	9,271	—	38,591
Due from IDQ	830	—	—	—	830
Other current assets	84,235	(75,081)	1,826	—	10,980

Total current assets	92,461	5,804	33,084	—	131,349
Property, plant and equipment, net	6,949	17,039	2,257	—	26,245
Goodwill	—	310,576	46,213	—	356,789
Intangible assets, net	—	239,279	29,517	(2,348)	266,448
Investment in subsidiaries	573,849	101,430	—	(675,279)	—
Investment in affiliate	10,000	—	—	—	10,000
Deferred financing costs and other assets, net	2,070	88	—	—	2,158

Total assets	$685,329	$674,216	$111,071	$(677,627)	$792,989

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$296	$11,590	$2,264	$—	$14,150
Accrued expenses and other current liabilities	19,340	3,861	7,330	—	30,531
Due to Parent	29	—	—	—	29
Current portion of long-term debt, less discount	3,000	—	—	—	3,000

Total current liabilities	22,665	15,451	9,594	—	47,710
Long term debt, less discount and current portion	541,469	—	—	—	541,469
Other liability	2,500	—	—	—	2,500
Deferred income taxes	(543)	74,916	47	—	74,420

Total liabilities	566,091	90,367	9,641	—	666,099
Shareholder's equity	119,238	583,849	101,430	(677,627)	126,890

Total liabilities and shareholder's equity	$685,329	$674,216	$111,071	$(677,627)	$792,989

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$14,843	$—	$6,410	$—	$21,253
Accounts receivable, net	—	43,784	16,540	—	60,324
Inventories	—	24,553	9,490	—	34,043
Other current assets	53,931	(43,971)	1,716	—	11,676

Total current assets	68,774	24,366	34,156	—	127,296
Property, plant and equipment, net	8,061	18,037	2,838	—	28,936
Goodwill	—	310,576	48,250	—	358,826
Intangible assets, net	—	276,461	38,198	(1,189)	313,470
Investment in subsidiaries	647,107	115,394	—	(762,501)	—
Deferred financing costs and other assets, net	3,632	87	—	—	3,719

Total assets	$727,574	$744,921	$123,442	$(763,690)	$832,247

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$169	$4,413	$2,407	$—	$6,989
Accrued expenses and other current liabilities	10,132	8,976	5,577	—	24,685
Due to Parent	745	—	—	—	745
Current portion of long term debt, less discount	3,000	—	—	—	3,000

Total current liabilities	14,046	13,389	7,984		35,419
Long term debt, less discount and current portion	550,582	—	—	—	550,582
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	5,121	84,425	64	—	89,610

Total liabilities	572,249	97,814	8,048	—	678,111
Shareholder's equity	155,325	647,107	115,394	(763,690)	154,136

Total liabilities and shareholder's equity	$727,574	$744,921	$123,442	$(763,690)	$832,247

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Year Ended December 31, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$245,578	$80,000	$(27,436)	$298,142
Cost of products sold	—	131,883	58,600	(27,436)	163,047

Gross profit	—	113,695	21,400	—	135,095
Operating expenses:
Selling and administrative expenses	20,399	10,235	12,149	—	42,783
Advertising costs	—	17,757	6,534	—	24,291
Research and development costs	—	2,287	—	—	2,287
Intangible asset impairments	—	7,000	—	—	7,000
Amortization of acquired intangible assets	—	30,182	6,264	—	36,446

Total operating expenses	20,399	67,461	24,947	—	112,807

Operating (loss) profit	(20,399)	46,234	(3,547)	—	22,288
Non-operating expenses (income):
Interest expense	47,632	—	12	—	47,644
Other (income) expense	(205)	—	217	—	12

(Loss) earnings before income taxes	(67,826)	46,234	(3,776)	—	(25,368)
Benefit (provision) for income taxes	19,222	(9,742)	(1,367)	—	8,113
Equity earnings (loss) of subsidiaries, net of taxes	31,349	(5,143)	—	(26,206)	—

Net (loss) earnings	$(17,255)	$31,349	$(5,143)	$(26,206)	$(17,255)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	(9,151)	(9,151)	(9,151)	18,302	(9,151)

Comprehensive (loss) income	$(26,406)	$22,198	$(14,294)	$(7,904)	$(26,406)

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$235,897	$75,557	$(21,498)	$289,956
Cost of products sold	—	124,194	55,353	(21,498)	158,049

Gross profit	—	111,703	20,204	—	131,907
Operating expenses:
Selling and administrative expenses	19,316	10,903	10,475	—	40,694
Advertising costs	—	21,549	6,238	—	27,787
Research and development costs	—	2,463	11	—	2,474
Amortization of acquired intangible assets	—	30,181	6,607	—	36,788

Total operating expenses	19,316	65,096	23,331	—	107,743

Operating (loss) profit	(19,316)	46,607	(3,127)	—	24,164
Non-operating expenses (income):
Interest expense	48,015	1	8	—	48,024
Other (income) expense	(72)	82	275	—	285

(Loss) earnings before income taxes	(67,259)	46,524	(3,410)	—	(24,145)
Benefit (provision) for income taxes	19,194	(8,045)	(374)	—	10,775
Equity earnings (loss) of subsidiaries, net of taxes	34,695	(3,784)	—	(30,911)	—

Net (loss) earnings	$(13,370)	$34,695	$(3,784)	$(30,911)	$(13,370)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	(9,389)	(9,389)	(9,389)	18,778	(9,389)

Comprehensive (loss) income	$(22,759)	$25,306	$(13,173)	$(12,133)	$(22,759)

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
Year Ended December 31, 2012

	Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$154	$255,078	$79,693	$(28,457)	$306,468
Cost of products sold	—	137,302	58,725	(28,457)	167,570

Gross profit	154	117,776	20,968	—	138,898
Operating expenses:
Selling and administrative expenses	23,788	13,434	11,084	—	48,306
Advertising costs	—	24,296	6,776	—	31,072
Research and development costs	—	2,211	—	—	2,211
Amortization of acquired intangible assets	—	30,181	6,520	—	36,701
Goodwill impairment	—	—	24,117	—	24,117

Total operating expenses	23,788	70,122	48,497	—	142,407

Operating (loss) profit	(23,634)	47,654	(27,529)	—	(3,509)
Non-operating expenses (income):
Interest expense	48,887	—	—	—	48,887
Other (income) expense	61	(48)	432	—	445

(Loss) earnings before income taxes	(72,582)	47,702	(27,961)	—	(52,841)
Benefit (provision) for income taxes	2,751	5,312	(1,023)	—	7,040
Equity earnings (loss) of subsidiaries, net of taxes	24,030	(28,984)	—	4,954	—

Net (loss) earnings	$(45,801)	$24,030	$(28,984)	$4,954	$(45,801)

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	3,807	3,807	3,807	(7,614)	3,807

Comprehensive (loss) income	$(41,994)	$27,837	$(25,117)	$(2,660)	$(41,994)

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Issuer	Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) earnings	$(17,255)	$31,349	$(5,143)	$(26,206)	$(17,255)
Adjustments:
Depreciation and amortization	6,189	34,344	7,132	—	47,665
Goodwill and intangible asset impairment	—	7,000	—	—	7,000
Share based compensation	(840)	—	—	—	(840)
Deferred income taxes	(5,593)	(10,995)	(17)	—	(16,605)
Other	218	—	—	—	218
Equity (loss) earnings of subsidiaries, net of taxes	(31,349)	5,143	—	26,206	—
Cash effects of changes, net of acquisition effects in:
Accounts receivable, net	—	(7,781)	673	—	(7,108)
Prepaid taxes	(23,695)	26,404	437	—	3,146
Other current assets	110	(1)	(5)	—	104
Due from IDQ	(830)	—	—	—	(830)
Inventories	—	(4,767)	736	—	(4,031)
Accounts payable and accrued liabilities	2,286	6,766	11	—	9,063
Intercompany and other	86,916	(84,310)	(2,028)	—	578

Net cash provided by operating activities	16,157	3,152	1,796	—	21,105

Cash flows from investing activities:
Capital expenditures	(888)	(3,152)	(375)	—	(4,415)
Investment in affiliate	(10,000)	—	—	—	(10,000)
Acquisition, net	—	—	(1,797)	—	(1,797)

Net cash used in investing activities	(10,888)	(3,152)	(2,172)	—	(16,212)

Cash flows from financing activities:
Borrowings under revolver	17,000	—	—	—	17,000
Payments on revolver	(17,000)	—	—	—	(17,000)
Principal payments on notes payable and other	(12,000)	—	—	—	(12,000)
Debt financing costs		—	—	—	—
Payment on advance from Parent	(716)	—	—	—	(716)

Net cash used in financing activities	(12,716)	—	—	—	(12,716)

Effect of exchange rate on cash	—	—	(379)	—	(379)

Net (decrease) in cash	(7,447)	—	(755)	—	(8,202)
Cash at beginning of period	14,843	—	6,410	—	21,253

Cash at end of period	$7,396	$—	$5,655	$—	$13,051

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Financial Information for the Company and Its Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net earnings (loss)	$(13,370)	$34,695	$(3,784)	$(30,911)	$(13,370)
Adjustments:
Depreciation and amortization	6,066	34,194	7,586	—	47,846
Share based compensation	290	—	—	—	290
Deferred income taxes	765	(16,016)	41	—	(15,210)
Equity (loss) earnings of subsidiaries, net of taxes	(34,695)	3,784	—	30,911	—
Other	—	75	(12)	—	63
Cash effect of changes, net of acquisition effects, in:
Receivables	106	5,851	4,885	—	10,842
Inventory	—	7,165	2,111	—	9,276
Other current assets	(5,861)	5,608	(853)	—	(1,106)
Prepaid taxes	1,215	—	—	—	1,215
Accounts payable and accrued liabilities	(2,983)	(2,717)	(4,968)	—	(10,668)
Intercompany	66,019	(69,911)	2,981	—	(911)

Net cash provided by operating activities	17,552	2,728	7,987	—	28,267

Cash flows from investing activities:
Capital expenditures	(1,136)	(2,728)	(441)	—	(4,305)
Acquisition, net	—	—	(3,084)	—	(3,084)

Net cash used in investing activities	(1,136)	(2,728)	(3,525)	—	(7,389)

Cash flows from financing activities:
Borrowings under revolver	23,000	—	—	—	23,000
Payments on revolver	(23,000)	—	—	—	(23,000)
Principal payments on notes payable and other	(3,000)	—	(611)	—	(3,611)
Advance from Parent	(50)	—	—	—	(50)

Net cash used in financing activities	(3,050)	—	(611)	—	(3,661)

Effect of exchange rate on cash	—	—	(170)	—	(170)

Net increase in cash	13,366	—	3,681	—	17,047
Cash at beginning of period	1,477	—	2,729	—	4,206

Cash at end of period	$14,843	$—	$6,410	$—	$21,253

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

Armored AutoGroup Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited)

        The following table presents selected unaudited financial information for the eight quarters in the two year period ended December 31, 2014. The Company's business is moderately seasonal. Sales are typically higher in the first half of the calendar year as the Company's customers purchase stock for the spring and summer seasons when weather is warmer in the northern hemisphere than in the fall and winter months. This pattern is largely reflective of our customers' seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and sell less strongly if weather is cold and wet. For these reasons, among others, the Company's results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance (in thousands).

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$80,559	$81,896	$70,459	$65,228
Gross profit	38,905	37,286	31,703	27,201
Income (loss) from operations(1)	12,229	7,801	5,397	(3,139)
Net income (loss)(1)	$74	$(2,888)	$(4,121)	$(10,320)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$74,413	$80,075	$71,007	$64,461
Gross profit	33,928	37,736	32,524	27,719
Income from operations	10,939	4,093	6,102	3,030
Net loss	$(506)	$(5,286)	$(2,275)	$(5,303)

(1)
During the fourth quarter of 2014, the Company recorded a $7.0 million non-cash impairment charge on intangible assets related to its STP trade name: See Notes 1 and 7.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective, as of December 31, 2014, due to a material weakness in our internal control over financial reporting, which is described below.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. No matter how well designed, a control system contains inherent limitations because no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

        Our conclusion that we have certain deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting as of December 31, 2014 is not based on quantified misstatements in our historical consolidated financial statements or our consolidated financial statements as of and for our fiscal year ended December 31, 2014, but instead on the risk that our controls may not prevent or detect on a timely basis potential material errors in our future financial statements.

Material Weakness Identified

        In connection with the preparation of our financial statements for the year ended December 31, 2014, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent a material weakness. None of the deficiencies individually represented a material weakness, and all resulting adjustments, none of which were material, have been reflected in the Consolidated Financial Statements. The significant deficiencies included:

        (i)    Inadequate Revenue Recognition Process. There was a lack of communication between operations and finance personnel, as well as an inadequate control design which failed to detect shipments that were delayed in ports on the west coast of the United States, due to the work slowdown of the International Longshore and Warehouse Union during the fourth quarter of 2014.

        (ii)   Inadequate review of material contracts. The control designed to ensure that all material contracts are reviewed by finance personnel did not operate as intended. Specifically, a contract related to our third party logistics provider was executed during the fourth quarter and the required review and accounting assessment was not performed by finance personnel on a timely basis.

        (iii)  Inadequate Accounting for Shared Services Process. In connection with the acquisition by AAG Parent of IDQ, the Company entered into a Shared Services Agreement with IDQ and AAG Parent, pursuant to which certain services are provided by one party to another, as agreed by the Company, AAG Parent and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and the Company. In one instance there was a lack of proper review of invoices to properly attribute costs, assets and liabilities to IDQ, AAG Parent, or the Company.

        (iv)  Inadequate controls around inventory. Procedures and controls were not adequately designed and did not operate effectively related to the inventory process. Specifically, management failed to adequately document the procedures and controls around inventory cycle counts. Additionally, controls around the approval of inventory adjustments, monthly inventory reconciliations, and product cost roll ups, were not consistently performed or documented throughout the year.

Plan for Remediation of Material Weakness

        Contributing factors that resulted in our material weakness were high employee turnover, the added burden of operating the Company and IDQ to the mutual benefit of both companies and insufficient internal audit resources. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.

        We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weakness described in this Annual Report on Form 10-K. Such remediation activities include augmenting our internal audit staff with consultants specializing in internal controls, enhancing our internal controls relating to certain routine and non-routine processes, initiating a project to automate the systems between our freight providers systems and our ERP, and retraining employees on contract review procedures, as well all other key controls. Additionally, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes. We intend to consider the results of our remediation efforts and related testing, as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Item 9B.    Other Information

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

        On March 17, 2014, the Company paid $10.0 million to acquire a non-controlling equity interest in IDQ and also paid $1.2 million in transaction fees and closing costs. The investment is accounted for under the cost method of accounting. The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction. The transaction fees and closing costs are reported in selling and administrative expenses on the Consolidated Statements of Comprehensive Loss. On the same date, Parent acquired a controlling equity interest in IDQ. In connection with the investment, the Company entered into a Shared Services Agreement with IDQ and Parent pursuant to which certain services are provided by one party to another, as agreed by the Company and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and the Company. On March 11, 2014, the Company entered into an amendment of its Credit Facility revising a defined term, Consolidated EBITDA. Consolidated EBITDA is used in the calculation of certain financial condition covenants under the Credit Facility. The revision to the definition of Consolidated EBITDA excludes from Consolidated EBITDA fees and expenses incurred for the Company's investment in IDQ, the Company's implementation of a management services agreement with IDQ and the Company's pursuit of cost savings, expense reductions and other operating improvements and synergies related to IDQ.

        Kinderhook Industries, which prior to the IDQ Investment by the Company owned 88% of IDQ, purchased 7.1% of the Parent as a component of the consideration for the sale of its ownership interest in IDQ. Kinderhook has a management advisory agreement with IDQ and is entitled to an annual fee of $1.7 million, as consideration for ongoing advisory services. The agreement was amended in March 2014 to cap future fees at a cumulative $5.0 million.

        IDQ also had consulting agreements with Las Colinas Investments LLC and Windy Hill Investments LLC, which are single member LLC's controlled by Michael Klein and Gerard Rooney. Under the agreements, IDQ receives consulting and advisory services in exchange for $125,280 and $83,520, respectively. These agreements were amended in March 2014 to cap future fees at a cumulative $360,000 and $240,000, respectively.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of March 25, 2015. Parent is our parent company, and our Board of Directors (the "Board of Directors") mirrors the board of directors of Parent.

Name	Age	Position
Michael Klein	57	Chief Executive Officer, Director
Michael Bauersfeld	42	Executive Vice President and Chief Financial Officer
Gerard Rooney	54	Executive Vice President of Operations
Guy J. Andrysick	53	Executive Vice President of Global Sales and Marketing
David P. Lundstedt	62	Chairman of the Board
David F. Burgstahler	46	Director
Allen M. Yurko	63	Director
David A. Durkin	46	Director
Lisa R. Kranc	61	Director
Christian P. Michalik	46	Director
Jackson Phillips	34	Director

        Michael Klein is the Chief Executive Officer and a member of our Board of Directors, positions he has held since March 2014. Mr. Klein previously was President, Chief Executive Officer and a Director of IDQ Holdings, Inc. from November 2007 to March 2014. Mr. Klein joined IDQ Holdings, Inc. in 2007 and led its merger with EF Products and the subsequent facility move to Garland, Texas. Mr. Klein formerly served as Chief Executive Officer of (as well as held other leadership roles at) Murray's Discount Auto Stores, a 100+ store chain based out of Belleville, Michigan and now part of O'Reilly Auto Parts from 1978 to early 2005. Prior to joining Murray's Discount Auto Stores, Mr. Klein was a Certified Public Accountant and Certified Financial Planner with the Michigan accounting firm of Gordon & Company. Mr. Klein graduated (with High Distinction) in 1979 from Wayne State University in Detroit and holds a B.S. in Business Administration. Mr. Klein was chosen as a director of Parent and the Company, due to his extensive industry experience in senior management positions. His prior leadership and experience in the automotive aftermarket segment contribute to the strategic and management skills and decision-making he offers to our business.

        Michael Bauersfeld is Executive Vice President and Chief Financial Officer, a position he has held since November 2014. Prior to joining us, Mr. Bauersfeld was Vice President, Corporate Controller and Treasurer at the Sun Products Corporation from February 2014 to October 2014. Mr. Bauersfeld was at Sun Products from September 2008 to October 2014, during which he held roles leading the finance and accounting organizations, as well as overseeing the treasury, tax and investor relations functions. During that period, he also served as Interim Chief Financial Officer from July 2011 to January 2012. Before joining Sun Products, he spent four years at Elizabeth Arden, Inc., where he served in a variety of financial roles, including Vice President & Corporate Controller and, earlier, Vice President and Director of Finance for the company's Prestige Selling Business Unit and Global Marketing department. Before joining Elizabeth Arden, he held roles including Director of Financial Reporting at Memry Corporation, Director of Financial Reporting at Remington Products Company, and Manager of Financial Reporting and consolidations for Playtex Apparel, Inc. Mr. Bauersfeld began his career as an accountant at Dworken, Hillman, LaMorte & Sterczala after graduating from Providence College with a B.A. in Political Science.

        Gerard Rooney is Executive Vice President of Operations, a position he has held since March 2014. Prior to joining us, Mr. Rooney was Chief Financial Officer of IDQ Holdings, Inc. from March 2002 to March 2014. Mr. Rooney served as President of Interdynamics, Inc. before the merger of IDQ with EF Products in 2007 and was instrumental in IDQ's growth and development of key strategic initiatives. Prior to joining IDQ, Mr. Rooney was a Divisional Chief Financial Officer at Pennzoil-Quaker State Corporation, where, in addition to his duties as Chief Financial Officer, he also managed the integration of Medo Industries following its acquisition by Pennzoil-Quaker State. Prior to Pennzoil-Quaker State, Mr. Rooney was an investment fund controller at Stratum Group LP, a New York based financial services firm, was Financial Controller at Lotepro Corporation, a subsidiary of the German-based Linde AG, served in several senior financial positions at Amerada Hess Corporation, and was an auditor at KPMG Peat Marwick. Mr. Rooney is a Certified Public Accountant and holds his B.B.A. in Accounting from Pace University.

        Guy J. Andrysick is Executive Vice President of Global Sales and Marketing, a position he has held since March 2014. Mr. Andrysick was previously Executive Vice President and Chief Operating Officer, a position he served in from May 2013 to March 2014. From January 2011 to April 2013, he held the position of Executive Vice President of Sales & Marketing of the Company. Prior to joining us, from 2005 to December 2010 Mr. Andrysick was Senior Vice President for Honeywell's Consumer Products Group, a division of Honeywell International Inc., which was formerly a division of AlliedSignal. At Honeywell, Mr. Andrysick managed approximately 150 employees and was responsible for the marketing and sales of its automotive aftermarket products brands, including Prestone ®, Fram ® and Autolite ®. He holds a B.S. in Business Administration from Wake Forest University.

        David P. Lundstedt is the Chairman of our Board of Directors, a position he has held since November 2010. Mr. Lundstedt previously also served as Chief Executive Officer, a position he held from November 2010 until March 2014. Prior to joining us, Mr. Lundstedt was president of Sun Products (a merger of Huish detergents and the Unilever North American laundry business) from September 2008 to January 2010. From February 2008 to September 2008, he served as President and Chief Executive Officer of Huish Detergents. Mr. Lundstedt has had a career extending over 30 years in the automotive aftermarket industry, including serving as President of the Consumer Products division of Honeywell International from 1997 to 2007 and as President and CEO of Prestone Products Corporation from 1994 to 1997. He serves on the Board of Directors of AireDock Systems.

Mr. Lundstedt graduated with a Bachelor degree in Business and Marketing from the University of Illinois. Mr. Lundstedt was chosen as Chairman of Parent and the Company because of his extensive experience in the consumer products industry in senior positions. His prior leadership roles at consumer products companies provides him with key experience in the consumer products industry and contributes to his ability to make strategic decisions with respect to our business.

        David F. Burgstahler is a Director, a position he has held since November 2010, and the Chairman of our Compensation Committee. He was a founding partner of Avista Capital Partners in 2005 and, since 2009, has been President of Avista Capital Partners. Prior to forming Avista Capital Partners, Mr. Burgstahler was a partner of DLJ Merchant Banking ("DLJMB"). He was at DLJ Investment Banking from 1995 to 1997 and at DLJMB from 1997 through 2005. Prior to that, he worked at Andersen Consulting (now known as Accenture) and McDonnell Douglas (now known as Boeing). He currently serves as a Director of AngioDynamics (Nasdaq: ANGO), ConvaTec, INC Research Holdings, Inc. (Nasdaq: INCR), Lantheus Medical Imaging, Strategic Partners, Inc., Vertical Pharmaceuticals and Trigen Laboratories, Visant Corporation and WideOpenWest. He previously served as a Director of a number of public and private companies, including Warner Chilcott plc (Nasdaq: WCRX) and BioReliance Holdings, Inc. He holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and an M.B.A. from Harvard Business School. Mr. Burgstahler was chosen as a director of Parent and the Company because of his strong finance and management background, with over 19 years in banking and private equity finance. He has extensive experience serving as a director for a diverse group of private and public companies.

        Allen M. Yurko is a Director, a position he has held since November 2010, Chairman of our Audit Committee and a member of our Compensation Committee. He joined Avista in July 2010, where he is an Industrials Industry Executive, focused on investing in growth oriented industrial and business services companies. Prior to joining Avista, Mr. Yurko was an Industrial Partner at DLJMB from May 2007 to June 2010. From February 2002 to May 2007, he worked at Compass Partners, where he served as an Operating Partner and Director. Mr. Yurko was also the Chairman of three successful Compass Partners buy-outs: SSD Drives plc, FlaktWoods Ag, and Eco Group SpA. Mr. Yurko's public company career spans nearly 25 years, including early management positions with Eaton Corporation and Joy Manufacturing Company in the United States. His prior experience includes serving as Chief Financial Officer of Mueller Holdings, Inc. and Chief Executive Officer of both UK Industrials Group Siebe plc (London) and Invensys plc. He has served as a director of 22 other public and private companies in 7 different countries and is currently on the Board of Directors of Guala Closures SpA and is Chairman of the Boards of Directors of Telular Inc. and Top-Co Inc., as well as previously serving as a director of Anthony International. Mr. Yurko holds a Bachelors of Business from Lehigh University and an M.B.A. from Baldwin-Wallace College. Mr. Yurko was chosen as a director of Parent and the Company because of his extensive experience as an operator of a variety of industrial businesses, many of which had consumer facing components. He also has valuable financial experience after having served as the Chief Financial Officer and in other finance roles, as well as audit committee positions at several companies.

        David A. Durkin is a Director, a position he has held since November 2010, and a member our Audit Committee. He was one of the founding partners of Avista Capital Partners in 2005. Prior to forming Avista, Mr. Durkin was a partner of DLJMB. Mr. Durkin was at DLJ Investment Banking from 1996 to 2000 and at DLJMB from 2000 to 2005. Prior to joining DLJ Investment Banking, Mr. Durkin worked as a public accountant for Arthur Andersen where he achieved the designation of CPA. Mr. Durkin currently serves as a director of IWCO, Strategic Partners, Inc. and Top-Co, Inc. He previously served as a director of Anthony International, Arcade Marketing, Frontier Drilling ASA, Merrill Corporation, Prometheus Laboratories and Seabulk International. Mr. Durkin received a B.A. in Economics from Stanford University and an M.B.A. from The Wharton School. Mr. Durkin was chosen as a Director of Parent and the Company because of his strong finance, accounting and management background, with over 17 years in investment banking and private equity, and his experience serving as director of public and private companies.

        Lisa R. Kranc is a director since her appointment in June 2014. Prior to joining us, Ms. Kranc was a director of IDQ Holdings, Inc. from May 2013 to March 2014. Ms. Kranc retired in 2012, after serving as a member of AutoZone, Inc.'s Executive Committee and holding the Senior Vice President of Marketing position at AutoZone, Inc. from August 2001 to December 2012. Ms. Kranc currently serves on Brandeis University's Board of Trustees in Waltham, Massachusetts, where she is Chair of the Audit Committee and a member of the Executive Committee. She is also currently a member of the Board of Directors of Stage Stores, Inc. (NYSE: SSI) and the Memphis Brooks Art Museum, where she is Chair of the Collections Committee and a member of the Executive Committee. Prior to her employment at AutoZone, Inc., Ms. Kranc held marketing positions at Giant Eagle, Inc., Bruno's Supermarkets, Inc., Hannaford Brothers Supermarkets, The Clorox Company, Cadbury-Schweppes, llc. and Alberto Culver, Inc. Ms. Kranc was chosen as a director of Parent and the Company because of her extensive experience in brand management, strategic marketing, retailing and management in the automotive aftermarket segment as well as her experience serving as executive management and as a director at private and public companies. Ms. Kranc received her A.B. degree from Brandeis University and M.B.A. from Columbia University Graduate School of Business.

        Christian P. Michalik is a director since his appointment in March 2014. Mr. Michalik has been a Managing Director of Kinderhook Industries since 2004 and served as a director of IDQ Holdings Inc. since 2012. From 1999 through 2003, Mr. Michalik was a partner at Soros Private Equity Partners, a multi-billion dollar leveraged buyout fund sponsored by George Soros. From 1996 to 1999, Mr. Michalik was an investment manager with Capital Resource Partners, a middle market growth mezzanine investment firm based in Boston, MA. Prior to Capital Resource Partners, Mr. Michalik was an associate at Colony Capital, a real estate investment firm in Los Angeles. Mr. Michalik began his career as an M&A analyst at Salomon Brothers, Inc. Mr. Michalik graduated from Yale University and received his MBA with Distinction from Harvard Business School. Mr. Michalik serves on the Board of Directors of Wellcare Health Plans, Inc.(NYSE:WCG), Longevity Alliance and Primeritus Financial Services. He is also the Chairman of Clinical Research Advantage, E4 Health and Global Health. Mr. Michalik has relevant investment experience in healthcare services, business services and light manufacturing. Mr. Michalik was chosen as a director of Parent and the Company because of his extensive background in mergers and banking, and his experience serving as director of several other public and private companies.

        Jackson Phillips is a Director, a position he has held since March 2013. He is a Principal of Avista Capital Partners and was a founding member of Avista Capital Partners in 2005. Prior to forming Avista Capital Partners, Mr. Phillips was an investment professional with DLJ Merchant Banking during 2005. He also worked in the investment banking division of JP Morgan from 2002 to 2004. Mr. Phillips currently serves as a director for OptiNose, Inc. and Zest Anchors, Inc. and previously served as a director of Anthony International. Mr. Phillips holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School. Mr. Phillips was chosen as a director of Parent and the Company because of his strong finance and management background and experience serving as a director of several other companies.

Board of Directors

        The Board of Directors is responsible for the management of our business. In March 2014, the Company amended the Bylaws to allow up to 10 directors to serve on the Board of Directors who are elected annually. After the closing of the IDQ Investment, the size of the Board of Directors was increased to seven directors in March 2014 and again increased to eight directors in June 2014. The composition of our Board of Directors mirrors that of Parent's Board of Directors. Pursuant to the Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), dated as of

March 17, 2014 by and among Parent, Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and IDQ's former stockholders, described in Part III. Item 13—Certain Relationships and Related Transactions, and Director Independence, Avista has the right to appoint five members of the Parent's Board of Directors. Pursuant to the Stockholders Agreement, KI-IDQ 2012 Holdings, LLC has the right to appoint one member of the Parent's Board of Directors so long as it (or its permitted transferees) continues to own 50% of the shares of Parent's capital stock it received in the IDQ Acquisition. Our Chief Executive Officer shall also serve as a member of the Board of Directors. Messrs. Burgstahler, Durkin, Phillips and Yurko were appointed by Avista pursuant to the Stockholders Agreement and after Mr. Lundstedt ceased to serve as our CEO in March 2014, he was appointed to the Board of Directors by Avista pursuant to the Stockholders Agreement. KI-IDQ 2012 Holdings, LLC appointed Mr. Michalik to serve on the Parent's Board of Directors pursuant to the Stockholders Agreement in March 2014. In June 2014, the Board appointed Ms. Kranc to the Board of Directors. She had previously served as a Director on IDQ's Board of Directors.

        Although not formally considered by the Board of Directors because our securities are not registered or traded on any national securities exchange, we believe that Mr. Michalik and Ms. Kranc would be considered independent for the Board of Directors purposes, based upon the listing standards of the New York Stock Exchange.

Board Committees

        The Audit Committee is composed of Messrs. Yurko, Durkin and Phillips. Mr. Yurko serves as the Chairman of the Committee. In light of our status as a closely held company and the absence of a public trading market for our common stock, Mr. Durkin has been designated by the Board of Directors the Company's "audit committee financial expert." The Compensation Committee is composed of Messrs. Burgstahler and Yurko. Mr. Burgstahler serves as the Chairman of the Committee.

Code of Ethics

        We have adopted a code of conduct and ethics for all of our employees, including our principal executive, principal financial and accounting officer, and our controller, or persons performing similar functions, and each of the non-employee directors on our Board of Directors.

Item 11.    EXECUTIVE COMPENSATION

        The following discussion and tabular disclosure describes the material elements of compensation for our most highly compensated executive officers as of December 31, 2014 (collectively our named executive officers). Our named executive officers for 2014 were:

  •
  Michael Klein, Chief Executive Officer

  •
  Michael Bauersfeld, Executive Vice President and Chief Financial Officer

  •
  Gerard Rooney, Executive Vice President of Operations

  •
  Guy J. Andrysick, Executive Vice President of Global Sales and Marketing

  •
  David P. Lundstedt, Chairman of the Board, former President and Chief Executive Officer

  •
  J. Andrew Bolt, former Executive Vice President and Chief Financial Officer

        Notably, Mr. Lundstedt was replaced by Mr. Klein as Chief Executive Officer on March 24, 2014 and Mr. Bolt was replaced by Mr. Bauersfeld as Executive Vice President and Chief Financial Officer on November 11, 2014.

  Employment Agreements and Arrangements

        The only named executive officers with whom we have employment agreements are Mr. Klein and Mr. Lundstedt. Mr. Rooney has an employment agreement which continues with IDQ Acquisition Corp. "IDQ", for which the Company reimburses a portion to IDQ under the Shared Services Agreement. The Company further entered into an offer letter with Mr. Bauersfeld and a separate agreement with respect to severance benefits.

        In conjunction the IDQ Investment and the IDQ Acquisition, we entered into a Shared Services Agreement with Parent, IDQ and its subsidiaries. Pursuant to the Shared Services Agreement, among other things, AAG will be responsible for a portion of the compensation costs, severance and benefits costs and expenses (attributable to AAG as determined by Parent) associated with Mr. Klein's and Mr. Rooney's employment agreements.

        Mr. Klein's employment agreement with Parent provides for an initial term of one year following the IDQ Investment, with automatic one day extensions such that the remaining term is always not less than one year. Pursuant to the employment agreement, so long as Mr. Klein continues to serve as our Chief Executive Officer, he will receive $650,000 in annual base salary, subject to any increases in base salary as may be determined from time to time in the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Klein shall be eligible to receive an annual bonus award with the target amount of such bonus equal to 100% of his base salary, subject to the achievement of specified performance targets. Mr. Klein is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other employees.

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

        If (i) Parent terminates Mr. Klein without cause or (ii) Mr. Klein resigns with good reason, then he will be entitled to receive: (a) cash severance equal to twelve months of base salary, commencing on the first payroll period on or following the 60th day after the date of termination, (b) a pro-rated bonus, (c) accrued but unused vacation time as of the date of such termination, (d) any properly incurred but unreimbursed business expenses through the date of such termination, (e) if Mr. Klein so timely elects, continued health benefits (to the extent permitted under applicable law and the applicable plan) through the first anniversary of the date of termination at Parent's expense, subject to continued copayment of premiums at the same level and cost to Mr. Klein as if Mr. Klein was an employee of the Company.

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

        In connection with the IDQ Investment, in his capacity as a former stockholder of IDQ, Michael Klein received consideration equal to (i) approximately $2.4 million in cash, (ii) 803,731 shares of Parent's common stock and (iii) 188 shares of Parent's Series A Preferred Stock.

        Mr. Rooney entered into an employment agreement with IDQ Corp. on May 10, 2010. Pursuant to the Shared Services Agreement, AAG will be responsible for its pro rata portion of the compensation costs associated with Mr. Rooney's employment agreement.

        Mr. Rooney's employment agreement provides for an initial term of one year, with automatic one day extensions such that the remaining term is always not less than one year. Pursuant to the employment agreement, so long as Mr. Rooney continues to serve as our Executive Vice President of Operations, he will receive an annual base salary, currently $341,445, subject to any increases in base salary as may be determined from time to time in the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Rooney shall be eligible to receive an annual bonus award with the target amount of such bonus equal to 50% of his base salary, subject to the achievement of specified performance targets. Mr. Rooney is also entitled to certain other benefits under his existing employment agreement.

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

        In connection with the IDQ Investment, in his capacity as a former stockholder of IDQ, Gerard Rooney received consideration equal to (i) approximately $1.7 million in cash, (ii) 551,077 shares of Parent's common stock and (iii) 129 shares of Parent's Series A Preferred Stock.

        On October 29, 2014, the Company and Mr. Bauersfeld entered into an offer letter. The following summary of the offer letter does not purport to be complete and is subject to and qualified in its entirety by the terms of the offer letter. The material terms of the offer letter are as follows. Mr. Bauersfeld's annual base salary will be $325,000 and his discretionary target bonus percentage will be 45% of his annual base salary, subject to his being actively employed at the Company on the date the bonuses are paid in order to be eligible to receive the award. The Company agreed to pay Mr. Bauersfeld a special one-time bonus in an amount not to exceed $70,000, subject to certain terms and conditions. The Company agreed to grant Mr. Bauersfeld 800,000 options (priced at fair market value as of the date of grant) or other incentive equity interests pursuant to the Company's 2010 Equity Incentive Plan, subject to vesting, repurchase, forfeiture and the other terms and conditions set forth in the 2010 Equity Incentive Plan and the underlying agreement documenting such grant. Mr. Bauersfeld is subject to a confidentiality covenant and a one year non-competition covenant.

        On March 25, 2015, the Company and Mr. Bauersfeld entered into an agreement which offers certain severance protections to Mr. Bauersfeld, if his employment with the Company is terminated. If we terminate Mr. Bauersfeld with cause of Mr. Bauersfeld resigns without good reason, then he will be entitled to receive his base salary through the date of termination and reimbursement for any unreimbursed business expenses properly incurred by Mr. Bauersfeld prior to termination, so long as these claims are submitted within 60 days of termination. In the event of Mr. Bauersfeld's resignation without good reason, he will also be entitled to such vested or accrued employee benefits as to which he is entitled under our employee benefit plans.

        If we terminate Mr. Bauersfeld without cause of Mr. Bauersfeld resigns with good reason, then he will be entitled to receive: (a) his base salary through the date of termination; (b) reimbursement for any unreimbursed business expenses properly incurred; (c) any vested or accrued employee benefits as to which he is entitled under our employee benefit plans; (d) the portion of his target annual bonus that has been earned but not paid for any fiscal year that ended prior to the date of termination; (e) the pro-rata portion of his annual bonus for the fiscal year in which his employment was terminated based on actual results for such fiscal year payable at the same time bonuses are paid to our other senior executives; (f) subject to Mr. Bauersfeld's continued compliance with the non-competition, non-solicitation and confidentiality clauses within the Agreement, continued payment of his base salary in accordance with our normal payroll practices for a period equal to six months following the date of termination; and (g) for a period equal to six months following the date of termination, continued life insurance and group medical coverage for Mr. Bauersfeld and his eligible dependents upon the same terms as provided to our other senior executive officers and at the same coverage levels, except that such coverage shall cease upon Mr. Bauersfeld becoming employed by another employer and eligible for life insurance and/or medical coverage with such other employer. Mr. Bauersfeld shall only be entitled to receive the benefits described above in clause (d), (e), (f) and (g) to the extent that he executes an effective general release of claims against us.

        The Company and Parent entered into an employment agreement with Mr. Lundstedt, who served as our Chief Executive Officer until March 24, 2014 and currently serves as the Chairman of our Board of Directors. Mr. Lundstedt's employment agreement has been further amended by the transition agreement by and between the Company, Parent and Mr. Lundstedt. dated as of March 24, 2014 (the "Transition Agreement"). The term of the employment agreement with Mr. Lundstedt was the two years following the original Acquisition, with automatic extensions for one-year periods unless either Mr. Lundstedt or we elect not to renew. Pursuant to the Transition Agreement, so long as Mr. Lundstedt continues to serve as our Chairman of our Board of Directors, he will receive $221,000 in annual base salary, subject to any increases in base salary as may be determined from time to time at the sole discretion of the Compensation Committee of our Board of Directors. In addition, Mr. Lundstedt is also eligible to participate in our health, life and disability insurance, and retirement and fringe employee benefit plans on the same basis as those benefits are generally made available to our other senior executives.

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

  •
  long-term equity incentives in the form of stock options; and

  •
  a 401(k) qualified defined contribution plan with a dollar-for-dollar (100%) employer match, up to $1,000 per year, and a contribution of up to 10% of annual base salary to the plan to all eligible U.S.-based employees..

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

Annual Cash Incentive Compensation

        In March, 2014, the Compensation Committee approved the Incentive Bonus Plan ("Incentive Bonus Plan") for 2014 for our employees. The purpose of the Incentive Bonus Plan is to annually recognize and reward employees for their contribution to the performance and overall increased profitability and growth of the company. It provides rewards and recognition based on achievement of the Company's designated annual financial targets. An employee's capacity for their position to measurably impact the success of the organization in their job position is a criterion for the level of participation in the plan. Bonus levels are set annually as a percentage of base salary and are established based upon the scope of an individual's job (the "Target"). The Chief Executive Officer makes the final determination of participant eligibility.

        The primary measurement used to determine bonus awards is consolidated earnings before interest, tax, depreciation and amortization ("EBITDA"). All participants will have a minimum of 75% of their bonus based on EBITDA. Based on position responsibilities, individual plan design may also contain additional target metrics. EBITDA may be adjusted by the Board of Directors to exclude the impact of non-recurring items.

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

        The Compensation Committee must approve the proposed bonus payout subsequent to the finalization of year end results. Bonus awards will be paid within a reasonable period of time following such approval. Payment of any bonus amount related to performance in excess of the Stretch Business Plan or 200% of a target bonus in a given year will be deferred until the next year. The deferred bonus will be deemed earned in the subsequent year if the Company achieves at least 95% of the actual Base Business Plan EBITDA from the prior year. If the deferred bonus is earned, it will be paid in conjunction with the subsequent year bonus or as approved by the Compensation Committee. If the subsequent year of EBITDA is less than 95% of the prior year's actual EBITDA, the deferred portion of the prior year's bonus is forfeited. Deferred bonuses will earn interest at the Company's cash balance floating interest rate.

Long-Term Equity Incentive Awards

        In connection with the original Acquisition, the Board of Directors of the Parent approved and adopted the Armored AutoGroup Parent Inc. 2010 Equity Incentive Plan (the "2010 Equity Plan"), which allows grants of options, stock appreciation rights, restricted stock, dividend equivalents or other stock-based awards of Parent. As determined by our Compensation Committee, non-employee directors, officers and employees of, and consultants to us and our subsidiaries will be eligible for grants under the 2010 Equity Plan. The purpose of the 2010 Equity Plan is to:

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

        The maximum number of Parent shares available for issuance under the original 2010 Equity Plan was 26,500,000, which may be either authorized and unissued shares or shares held in or acquired for our treasury. On June 23, 2014, the Parent's Board of Directors resolved to increase the shares authorized for grant to 27,565,000. In general, if awards under the 2010 Equity Plan for any reason are cancelled, forfeited, expired or terminated, shares covered by such awards will be available for the grant of awards under the 2010 Equity Plan.

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

        In March 2014, the Compensation Committee approved grants of options under the 2010 Equity Plan to Messrs. Klein and Rooney, after they joined the Company as executive officers, as a result of the IDQ acquisition. The options have an exercise price not less than fair value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair value is determined reasonably and in good faith by the Board of Directors.

        In June 2014, all of the then outstanding option agreements were amended and restated to modify certain of the vesting terms under the original agreements. New option agreements were also entered into with additional employees. In November 2014, the Compensation Committee approved the grant of options under the 2010 Equity Plan to Mr. Bauersfeld, after he joined the Company as Chief Financial Officer.

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

        The Time Vesting Options are granted to aid in retention. Consistent with this goal, the Time Vesting Options vest ratably on the grant date over the following five years and are subject to forfeiture or acceleration upon the occurrence of certain events. The Performance Vesting Options are intended to motivate the realization of financial returns in line with our equity investors' expectations. As such, our Performance Vesting Options vest upon the achievement of certain financial return targets for our equity investors.

        For additional information concerning the options awarded in 2014, see "—Summary Compensation Table" and "—Outstanding Equity Awards at 2014 Fiscal Year-End."

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

Severance and Change in Control Benefits

        As noted above, Messrs. Klein and Rooney have employment agreements with the company and with IDQ, respectively, which detail, among other things their rights upon a termination of employment in exchange for non-competition, non-solicitation and confidentiality covenants. See "—Potential Payment Upon Termination or Change in Control."

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

        On November 1, 2014, the Company and Mr. Bolt entered into a separation agreement (the "Separation Agreement"), which provided for (i) the terms of Mr. Bolt's employment with the Company through December 31, 2014, or such earlier date designated by the Company (the "Separation Date"), (ii) Mr. Bolt's role in the transition of the Chief Financial Officer position, (iii) the transition of other Chief Financial Officer responsibilities, and (iv) certain severance benefits. The material terms of the Separation Agreement are as follows: Between the date of the Separation Agreement and the Separation Date, Mr. Bolt remained employed with the Company as an at-will employee and assisted in the transition of his duties. He will continue to be compensated at his base salary, as in effect as of the date of the Separation Agreement, with the same employee benefits eligibility until May 29, 2015. The Company agreed to pay Mr. Bolt a separation payment of $170,723, minus appropriate withholdings, to be paid in equal installments over the period of six months following the Separation Date. The Company agreed to pay Mr. Bolt a payment of an amount equivalent to the annual bonus, for which he would have been eligible under the 2014 Armored AutoGroup Incentive Bonus Plan for Senior Management (the "Plan") if he were actively employed on the date that awards under the Plan are paid to participants in 2015. Payment will become due when awards under the Plan are paid. Mr. Bolt maintained his ability to exercise his 282,667 options that were vested in accordance with their terms prior to the date of the Separation Agreement but such options were not exercised during the 60 days following the date of the Separation Agreement and therefore were forfeited. Mr. Bolt is subject to a perpetual confidentiality covenant and a non-competition and non-solicitation covenant that continue for one year beyond the Separation Date. The Company agreed to continue to provide Mr. Bolt with coverage under its insurance policies to the extent that the Company maintains any such policies to indemnify its directors and officers, and former directors and officers.

Tax and Accounting Implications

        We were not presently subject to Section 162(m) of the Internal Revenue Code, because our common stock is not currently publicly traded. The Compensation Committee will consider the impact of Section 162(m) in the design of its compensation strategies annually. Under Section 162(m), compensation paid to executive officers in excess of $1.0 million cannot be taken by us as a tax deduction unless the compensation qualifies as performance based compensation. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives' interests with those of our stockholders.

        We account for stock based payments with respect to our long-term equity incentive award programs in accordance with the requirements of Accounting Standards Codification 718.

Summary Compensation Table

        The following table sets forth certain information with respect to compensation for the years ended December 31, 2014 and 2013 earned by or paid to our named executive officers.

	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Michael Klein(1)	2014	$482,500	$—	$1,325,000	$—	$985	(7)	$1,808,485
Chief Executive Officer
David P. Lundstedt(2)	2014	166,981	73,125	—	—	14,760	(8)	254,866
Chairman, Former President and	2013	650,000	71,204	—	—	28,056	(8)	749,260
Chief Executive Officer
Michael Bauersfeld(3)	2014	43,750	—	200,000	—	104	(9)	243,854
Executive Vice President,
Chief Financial Officer
J. Andrew Bolt(4)	2014	306,868	22,376	—	—	15,352	(10)	344,596
Former Executive Vice President,	2013	331,500	34,835	—	—	27,876	(10)	394,211
Chief Financial Officer
Gerard Rooney(5)	2014	253,457	50,000	330,000	—	749	(11)	634,206
Executive Vice President of Operations
Guy J. Andrysick(6)	2014	417,711	36,788	—	—	15,374	(12)	469,873
Executive Vice President of Global	2013	389,519	44,463	31,872	—	28,009	(12)	493,863
Sales and Marketing

(1)
Mr. Klein joined the Company on March 17, 2014 and was appointed Chief Executive Officer on March 24, 2014.

(2)
Mr. Lundstedt was replaced by Michael Klein as Chief Executive Officer on March 24, 2014.

(3)
Mr. Bauersfeld joined the Company on November 3, 2014 and became Executive Vice President and Chief Financial officer on November 11, 2014. .

(4)
Mr. Bolt resigned his positions of Executive Vice President and Chief Financial Officer effective November 10, 2014.

(5)
Mr. Rooney joined the Company on March 17, 2014 and was appointed Executive Vice President of Operations on March 24, 2014.

(6)
Mr. Andrysick was appointed Executive Vice President of Global Sales and Marketing on March 24, 2014.

(7)
Includes life insurance premiums of $985 in the year ended December 31, 2014.

(8)
Includes employer matched contributions to 401(k) plan of $1,000 each year ended December 31, 2014 and 2013; employer discretionary contributions to 401(k) plan of $12,750 and $25,000, respectively, for the years ended December 31, 2014 and 2013; life insurance premiums of $510 and 1,056, respectively, for the years ended December 31, 2014 and 2013; and a credit of $500 and $1,000, respectively, for opting out of the Company's traditional group medical plan, for the years ended December 31, 2014 and 2013. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

(9)
Includes life insurance premiums of $104 in the year ended December 31, 2014.

(10)
Includes employer match contributions to 401(k) plan of $1,000 in each of the years ended December 31, 2014 and 2013; employer discretionary contributions to 401(k) plan of $12,750 and $25,000 in the years ended December 31, 2014 and 2013, respectively; life insurance premiums of $602 and $876, respectively, for the years ended

  December 31, 2014 and 2013, respectively and a credit of $1,000 for opting out of the Company's traditional group medical plan in the years ended December 31, 2014 and December 31, 2013. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

(11)
Includes life insurance premiums of $749 in the year ended December 31, 2014.

(12)
Includes employer match contributions to 401(k) plan of $1,000 in each of the years ended December 31, 2014 and 2013; employer discretionary contributions to 401(k) plan of $12,750 and $25,000, respectively, for the years ended December 31, 2014 and 2013, respectively; life insurance premiums of $749 and $1,009, respectively, for the years ended December 31, 2014 and 2013, and a credit of $875 and $1,000 for opting out of the Company's traditional group medical plan in the years ended December 31, 2014 and December 31, 2013. Employer discretionary contributions to 401(k) plan are subject to five-year service vesting.

Outstanding Equity Awards at 2014 Fiscal Year-End

        The following table includes certain information with respect to options held by the named executive officers as of December 31, 2014.

	Option Awards
Plan Category	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael Klein
Stock Options	—	5,300,000	$1.00	3/17/2024
David P. Lundstedt
Stock Options	1,060,000	1,590,000	$1.00	11/4/2020
Guy J. Andrysick
Stock Options	553,333	2,446,667	$1.00	1/31/2021 and 5/20/2023
Gerard Rooney
Stock Options	—	2,120,000	$1.00	3/17/2024
Michael Bauersfeld
Stock Options	—	800,000	$1.05	11/3/2024

Option Exercises and Stock Vested in 2014

        The named executive officers did not exercise any options during 2014. We do not offer any stock awards, other than stock options, from which vesting would occur. During the year ended December 31, 2014, 200,000 options granted to Mr. Andrysick vested. Options totaling 2,650,000 and 282,667 granted to Mr. Lundstedt and Mr. Bolt respectively, were forfeited during the year ended December 31, 2014.

2014 Pension Benefits

        We do not offer our executives or other employees a pension plan. Retirement benefits are limited in the U.S. to participation in our 401(k) plan with a dollar-for-dollar (100%) employer match up to $1,000 per year on any pre-tax or Roth 401(k) contributions. In addition, we may make additional payments to eligible employees under a profit sharing program. Retirement benefits outside of the U.S. offer an employer contribution, varying by country.

Potential Payment Upon Termination or Change in Control

        The information below describes and quantifies certain compensation that would become payable under certain named executive officer's employment agreements if, as of December 31, 2014, such named executive officer's employment had terminated or there was a change in control. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

	Termination with Cause or quit without Good Reason	Termination without Cause or quit with Good Reason	Change in Control	Death or Disability
Michael Klein
Cash Severance Payments(1)	$—	$325,000	$—	$—
Employee benefits(2)	—	—	—	—

(1)
Mr. Klein is entitled to compensation equal to the payment of his base salary for a period equal to twelve months following the date of termination if he is terminated without cause or resigns with Good Reason.

(2)
Mr. Klein is entitled to continued life insurance and group medical coverage for himself and his eligible dependents for a maximum period equal to twelve months following the date of his termination under certain circumstances.

	Termination with Cause or quit without Good Reason	Termination without Cause or quit with Good Reason	Change in Control	Death or Disability
Gerard Rooney
Cash Severance Payments(1)	$—	$170,723	$—	$—
Employee benefits(2)	—	—	—	—

(1)
Mr. Rooney is entitled to compensation equal to the payment of his base salary for a period equal to twelve months following the date of termination if he is terminated without cause or resigns with Good Reason.

(2)
Mr. Rooney is entitled to continued life insurance and group medical coverage for himself and his eligible dependents for a maximum period equal to twelve months following the date of his termination under certain circumstances.

	Termination with Cause or quit without Good Reason	Termination without Cause or quit with Good Reason	Change in Control	Death or Disability
Michael Bauersfeld
Cash Severance Payments(1)	$—	$162,500	$—	$—
Employee benefits(2)	—	—	—	—

(1)
Mr. Bauersfeld is entitled to compensation equal to the payment of his base salary for a period equal to six months following the date of termination if he is terminated without cause or resigns with Good Reason.

(2)
Mr. Bauersfeld is entitled to continued life insurance and group medical coverage for himself and his eligible dependents for a maximum period equal to six months following the date of his termination under certain circumstances.

	Termination with Cause or quit without Good Reason	Termination without Cause or quit with Good Reason	Change in Control	Death or Disability
David O. Lundstedt
Cash Severance Payments(1)	$—	$221,000	$—	$—
Employee benefits(2)	—	—	—	—

(1)
Mr. Lundstedt is entitled to compensation equal to the payment of his base salary for a period equal to twelve months following the date of termination if he is terminated without cause or resigns with Good Reason.

(2)
Mr. Lundstedt is entitled to continued life insurance and group medical coverage for himself and his eligible dependents for a maximum period equal to twelve months following the date of his termination under certain circumstances.

2010 Equity Plan

        The Armored AutoGroup Parent Inc. 2010 Incentive Equity Plan and each individual Stock Option Agreement thereunder provides for accelerated vesting of both Time Vesting Options and Performance Vesting Options granted under the 2010 Equity Plan upon a change of control and, as to Performance Vesting Options, if net cumulative cash proceeds received by our investors exceed certain multiples of their initial investment. If such a change in control occurred on December 31, 2014, each named executive officer's unvested Time Vesting Options and Performance Vesting Options would immediately vest and become exercisable. The aggregate dollar value of unvested stock options held by such named executive officers on December 31, 2014 is as follows:

Name	Option Aggregate Dollar Value(1)
Michael Klein	$212,000
David P. Lundstedt	63,600
Guy J. Andrysick	97,867
Gerard Rooney	84,800
Michael Bauersfeld	—

(1)
The aggregate dollar value is the positive difference between the fair value of shares of common stock on December 31, 2014 based upon an internal valuation model and the per share exercise price of each option, multiplied by the number of shares subject to the unvested option.

Director Compensation

        Director compensation in 2014 was as follows:

  •
  The compensation paid to Mr. Lundstedt, the current Chairman of our Board of Directors, is reported in the Summary Plan Compensation Table, as he was paid only in his capacity as Chairman, President and Chief Executive Officer during 2013 and until March 24, 2014.

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

  •
  Mr. Yurko is an Industrials Industry Executive of Avista and receives annual director's fee of $50,000 under the terms of the Board service and consulting agreement for his service as Director and Chairman of the Audit Committee. He also serves as member of the Compensation Committee. Mr. Yurko received a $250,000 consulting fee related to the IDQ acquisition, under the terms of the consulting agreement.

  •
  Mr. Michalik is the Managing Director of Kinderhook Industries and does not receive any direct compensation for his service as Director.

  •
  Ms. Kranc is a retired executive, who most recently was Senior Vice President of Marketing and a member of the Executive Committee for AutoZone, Inc. Ms. Kranc receives annual director's fee of $50,000 under the terms of the Board Service and Consulting Agreement for her service as Director.

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

Compensation Committee Interlocks and Insider Participation

        During 2014, the members of our Compensation Committee were Messrs. Burgstahler and Yurko. Mr. Burgstahler is the President of Avista. Mr. Yurko is an Industry Executive of Avista. Avista provides us with advisory services pursuant to an advisory services and monitoring agreement and has entered into other transactions with us. See Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

  David Burgstahler
  Allen Yurko

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Principal Stockholders

        As of December 31, 2014, the Avista Entities collectively owned approximately 91.3% of Parent's issued and outstanding common stock and approximately 91.4% of Parent's issued and outstanding Series A Preferred Stock. Voting and disposition decisions for the shares held by the Avista Entities are made by an investment committee, the members of which are David Burgstahler, Thompson Dean, David Durkin, Brendan Scollans, SriramVenkataraman and Steven Webster. Additionally, as of December 31, 2014, KI-IDQ 2012 Holdings, LLC owned approximately 7.1% of Parent's issued and outstanding common stock and approximately 7.1% of Parent's issued and outstanding Series A Preferred Stock. This equity was a component of the consideration provided to Kinderhook Industries as part of the IDQ Acquisition. In addition to the Avista Entities and KI-IDQ 2012 Holdings, LLC, certain members of management and the Board of Directors have purchased shares of IDQ Holdings, Inc.'s common stock equaling approximately 1.6% of the issued and outstanding capital stock of Parent and approximately 1.5% of Parent's issued and outstanding Series A Preferred Stock. Parent is the sole shareholder of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table gives information as of December 31, 2014 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	24,756,250	(1)	$1.01	2,808,750
Equity compensation plans not approved by security holders	—		—	—

Total	24,756,250			2,808,750

(1)
Consists of stock options issued and outstanding, of which 2,678,085 were exercisable as of December 31, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Our Board of Directors is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant shareholders regarding related person transactions and then determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in these transactions. Our audit committee is responsible for review, approval and ratification of "related person transactions" between us and any related person. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member or any other member of a household of any of the foregoing. In the course of its review and approval or ratification of a related person transaction, the audit committee considers:

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

        Other than agreements and other transactions entered into in connection with the original Acquisition or the IDQ Investment and IDQ Acquisition as described below, since December 31, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved and in which any related person had or will have a direct or indirect material interest.

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

Advisory services and monitoring agreement

        In connection with the closing of the Acquisition, we entered into an advisory services and monitoring agreement with Avista Capital Holdings, L.P. ("Avista Capital Holdings"), dated as of November 5, 2010 (the "Advisory Services and Monitoring Agreement"), pursuant to which we paid Avista Capital Holdings a one-time closing fee equal to $13.5 million for the consulting and advisory and monitoring services to us, our subsidiaries and our parent companies, and reimbursed Avista for all of its fees and expenses incurred in connection with the Acquisition. In addition, the agreement provides for the payment of an annual fee equal to $1.0 million as consideration for ongoing advisory services. In the year ended December 31, 2014 we paid approximately $1.2 million under the Advisory Services and Monitoring Agreement. To the extent of any future transaction entered into by us or our affiliates, Avista Capital Holdings may be entitled to receive an additional fee that is reasonable and customary for the services it provides in connection with such future transaction. Avista received a $2.0 million transaction fee from Parent pursuant to the Advisory Services and Monitoring Agreement in connection with the closing of its IDQ Acquisition ($0.2 million of which was paid to Kinderhook Industries). In addition, we will pay directly, or reimburse Avista Capital Holdings for, its out-of-pocket expenses in connection with its performance of services under the Advisory Services and Monitoring Agreement.

Shared Services Agreement

        Under this mutual agreement, the company provides to IDQ, and IDQ provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal, and procurement services. In accordance with the agreement and applicable accounting guidance, direct costs clearly applicable to IDQ or the Company are not shared and costs that are not clearly applicable to IDQ or the Company are allocated based on a mutually agreed upon criteria and methodology. This methodology is largely a pro rata allocation based upon an analysis of each individual company's contribution to the aggregate cost of the shared functions before such services became shared and the actual costs of such functions for the period.

        During the year ended December 31, 2014 the Company charged IDQ $2.5 million for shared services while IDQ charged the Company $1.6 million, principally relating to the selling, general and administrative costs and which is reflected on a net basis in selling, general and administrative expense in the Company's consolidated statements of comprehensive loss.

        In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services allocated between the Company and IDQ are not necessarily indicative of the costs that would have been incurred by the either company on a stand-alone basis.

Consulting Agreements

        Mr. Klein, the Company's Chief Executive Officer, is the sole member of Las Colinas Investments, LLC, which is entitled to receive $125,280 per annum from IDQ Operating, Inc. pursuant to, and subject to the terms and conditions of, the Consulting Agreement, dated as of January 28, 2013, as amended, subject to an aggregate cap of $360,000 following April 1, 2014. Mr. Rooney, the Company's Executive Vice President of Operations, is the sole member of Windy Hill Investments LLC, which is entitled to receive $83,520 per annum from IDQ Operating, Inc. pursuant to, and subject to the terms and conditions of, the Consulting Agreement, dated as of January 28, 2013, as amended, subject to an aggregate cap of $240,000 following April 1, 2014. Pursuant to the Shared Services Agreement, the Company will be responsible for a portion of the costs and expenses (attributable to the Company as determined by Parent) associated with such consulting agreements. Ms. Kranc and Mr. Yurko are entitled to receive $50,000 per annum from the Company pursuant to, and subject to the terms and conditions of the Board Service Consulting Agreements, dated as of June 1, 2014 and March 17, 2014, respectively. In consideration for services rendered in connection with the IDQ investment, Mr. Yurko received a transaction fee equal to $250,000, under the terms of the consulting agreement. In June 2014, Ms. Kranc was granted 100,000 stock options, under the terms of her consulting agreement.

Consideration Received in the IDQ Investment

        In connection with the IDQ investment, in their capacities as former stockholders of IDQ, Michael Klein and Gerard Rooney received consideration equal to (i) approximately $2.4 million and $1.7 million in cash, respectively, (ii) 803,731 and 551,077 shares of Parent's common stock, respectively and (iii) 188 and 129 shares of Parent's Series A Preferred Stock, respectively.

Director Independence

        The Board of Directors is responsible for the management of our business. In March 2014, the Company amended the Bylaws to allow up to 10 directors to serve on the Board of Directors. After the closing of the IDQ Investment, the size of the Board of Directors was increased to seven members in March 2014 and again increased to eight directors in June 2014. The composition of our Board of Directors mirrors that of Parent's Board of Directors. Pursuant to the Stockholders Agreement, dated as of March 17, 2014, by and among Parent, Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, LLP and IDQ's former stockholders, described in Part III. Item 13—Certain Relationships and Related Transactions, and Director Independence, Avista has the right to appoint five members of Parent's Board of Directors. Pursuant to the Stockholders Agreement, KI-IDQ 2012 Holdings, LLC has the right to appoint one member of Parent's board of directors so long as it (or its permitted transferees) continues to own 50% of the shares of Parent's capital stock it received in the IDQ Acquisition. The current Chief Executive Officer shall also serve as a member of the Board of Directors. Messrs. Burgstahler, Durkin, Phillips and Yurko were appointed by Avista pursuant to the Stockholders Agreement and, after Mr. Lundstedt ceased to serve as our CEO, Mr. Lundstedt was appointed to the Board of Directors by Avista pursuant to the Stockholders Agreement. KI-IDQ 2012 Holdings, LLC appointed Mr. Michalik to serve on Parent's Board of Directors pursuant to the Stockholders Agreement in March 2014. In June 2014, the Board appointed Ms. Kranc to the Board of Directors. She had previously served as a Director on IDQ's Board of Directors.

        Although not formally considered by the Board of Directors because our securities are not registered or traded on any national securities exchange, we believe that Mr. Michalik and Ms. Kranc would be considered independent for the Board of Directors purposes based upon the listing standards of the New York Stock Exchange.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the aggregate fees billed by Ernst & Young LLP during the fiscal years ended December 31, 2014 and 2013.

	2014	2013
Fees Billed:
Audit Fees	$1,157,676	$1,088,465
Audit-Related Fees	72,100	16,684
Tax Fees	1,079,690	895,916
All Other Fees	2,000	1,980

Total	$2,311,466	$2,003,045

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

        Audit-Related Fees consisted principally of assurance and related services that are reasonably related to the performance of the audit or review of financial statements including accounting consultation in connection with the IDQ Acquisition and an employee benefit plan audit in the United Kingdom.

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

ITEM 15.    Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.		DESCRIPTION
2.1		Purchase and Sale Agreement, dated September 21, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and The Clorox Company (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

2.2		Amendment No. 1 to Purchase and Sale Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and The Clorox Company (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

3.1		Amended and Restated Certificate of Incorporation of Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

3.2		Amended and Restated Bylaws of Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 19, 2014)

4.1		Indenture, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.2		Supplemental Indenture, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.3		Registration Rights Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and J.P. Morgan Securities LLC, for itself and on behalf of the Initial Purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.4		Joinder to Registration Rights Agreement, dated November 5, 2010, by STP Products Manufacturing Company and The Armor All / STP Products Company (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

4.5		Amended and Restated Stockholders Agreement, dated March 17, 2014, by and among Armored AutoGroup Parent Inc. (former Viking Parent Inc.), Avista Capital Partners II, L.P., Avista Capital Partners (Offshore) II, L.P., Avista Capital Partners (Offshore) II-A, L.P., KI-IDQ 2012 Holdings, LLC and the other parties thereto.] (incorporated by Reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed on March 19, 2014)

10.1	†	Employment Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and David P. Lundstedt (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.2	†	Consulting Letter Agreement dated November 5, 2010, by Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) and accepted by Allen Yurko (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

EXHIBIT NO.		DESCRIPTION
10.3	†	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.4		Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.5		Amended and Restated Credit Agreement, dated March 16, 2011, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), as borrower, Armored AutoGroup Intermediate Inc. (formerly Viking Intermediate Inc.), the several lenders from time to time parties thereto, Natixis, New York Branch, as Syndication Agent, Royal Bank of Canada, as Documentation Agent, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.6		First Amendment, dated as of September 28, 2012, to the Amended and Restated Credit Agreement, dated as of March 16, 2011, among Armored AutoGroup Intermediate Inc., Armored AutoGroup Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form S-4, File No. 333-180736, filed on October 1, 2012).

10.7		Guarantee and Collateral Agreement, dated November 5, 2010, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.), Armored AutoGroup Intermediate Inc. (formerly Viking Intermediate Inc.) and certain of its subsidiaries party thereto, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.8	†	Employment Separation Agreement and Release, dated December 31, 2011, by and among Armored AutoGroup Inc. and Derek Gordon (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4, File No. 333-180736, filed on April 13, 2012).

10.9		Shared Services and Supply Agreement, dated March 17, 2014, by and among Armored AutoGroup Parent Inc., Armored AutoGroup Inc., IDQ Acquisition Corp., IDQ Holdings, Inc. and IDQ Operating, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on March 17, 2014).

10.10	†*	Employment Agreement, dated March 17, 2014, by and among Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) and Michael Klein.

10.11	†*	Board Service and Consulting Agreement, dated March 17, 2014, by and among Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) and Allen Yurko.

10.12	†*	Board Service and Consulting Agreement, dated June 1, 2014 by and among Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) and Lisa R. Kranc.

10.13	*	Second Amendment, dated as of March 11, 2014 to the Amended and Restated Credit Agreement, dated as of March 16, 2011, among Armored AutoGroup Intermediate Inc., Armored AutoGroup Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, NA., as administrative agent and the other agents parties thereto.

10.14	†*	Transition Agreement, dated March 24, 2014, by and among Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.), Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and David P. Lundstedt.

EXHIBIT NO.		DESCRIPTION
10.15	†*	Separation Agreement, dated November 1, 2014, by and among Armored AutoGroup Inc. (formerly Viking Acquisition Inc.) and J. Andrew Bolt.

10.16	*	Form of Amended and Restated Nonqualified Stock Option Agreement.

10.17	†*	Executive Employment Agreement, dated May 10, 2010, by and among IDQ Acquisition Corp. and Gerard F. Rooney.

10.18	†*	Consulting Agreement, dated January 28, 2013, by and among IDQ Operating, Inc. and Las Colinas, LLC.

10.19	†*	First Amendment to Consulting Agreement, dated March 17, 2014, by and among IDQ Operating, Inc. and Las Colinas, LLC.

10.20	†*	Consulting Agreement, dated January 28, 2013, by and among IDQ Operating, Inc. and Windy Hill Investments.

10.21	†*	First Amendment to Consulting Agreement, dated March 17, 2014, by and among IDQ Operating, Inc. and Windy Hill Investments LLC.

10.22	†*	Agreement, dated March 25, 2015, by and among Armored AutoGroup Parent Inc. (formerly Viking Parent Inc.) and Michael Bauersfeld.

10.23	*	Form of 2010 Equity Incentive Plan Employee Option Grant Award Agreement.

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	Subsidiaries of the registrant

31.1	*	Certificate by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certificate by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial statements from Armored AutoGroup's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders' Equity and (iv) the Notes to Consolidated Financial Statements.

*
Filed herewith.

†
Indicates a management contract or compensatory plan.

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

ARMORED AUTOGROUP INC.
Dated: March 27, 2015	/s/ MICHAEL KLEIN
	Name:	Michael Klein
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL KLEIN Michael Klein	Chief Executive Officer and Director	March 27, 2015
/s/ MICHAEL BAUERSFELD Michael Bauersfeld	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 27, 2015
/s/ DAVID P. LUNDSTEDT David P. Lundstedt	Chairman of the Board of Directors	March 27, 2015
/s/ DAVID F. BURGHSTAHLER David F. Burgstahler	Director	March 27, 2015
/s/ DAVID DURKIN David Durkin	Director	March 27, 2015
/s/ ALLEN M. YURKO Allen M. Yurko	Director	March 27, 2015
/s/ LISA KRANC Lisa Kranc	Director	March 27, 2015
/s/ CHRISTIAN MICHALIK Christian Michalik	Director	March 27, 2015
/s/ JACKSON PHILLIPS Jackson Phillips	Director	March 27, 2015