Form 10-Q
period 2015-03-31
Armored AutoGroup Inc.
filed 2015-05-11
CIK 1537660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The aggregate number of shares of the registrant’s common stock outstanding on May 1, 2015 was 1,000 shares of common stock $.01 par value.

Armored AutoGroup Inc.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, including, in particular, statements about our plans, strategies, prospects and industry estimates. These statements identify prospective information and can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “likely,” “continue to,”  “will,”  or “should” or, in each case, their negative other variations or comparable terminology. Examples of forward-looking statements include, but are not limited to, statements we make regarding: (i) our liquidity, including our belief that our existing cash, cash equivalents and anticipated revenues are sufficient to fund our existing operating expenses, capital expenditures and liquidity requirements for at least the next twelve months; (ii) our outlook and expectations including, without limitation, statements made regarding continued market expansion and penetration for our products and (iii) expected new product launch dates and market exclusivity periods. The foregoing is not an exclusive list of all forward-looking statements we make. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

•                  We operate under a Federal Trade Commission (“FTC”) consent order, which requires certain compliance policies and procedures. Should we violate our requirements thereunder, we may face significant fines and penalties.

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

•                  We may incur increased ongoing costs as a result of being obligated to file reports with the Securities and Exchange Commission (“SEC”) and our management will be required to devote substantial time to new compliance initiatives.

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

•                  We can be adversely affected by the implementation of new, or changes in, generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$10,837	$13,051
Accounts receivable, net	91,529	67,897
Inventories	36,338	38,591
Due from IDQ	88	830
Due from Parent	269	—
Other current assets	12,001	10,980
Total current assets	151,062	131,349

Property, plant and equipment, net	24,913	26,245
Goodwill	353,230	356,789
Intangible assets, net	254,735	266,448
Investment in affiliate	10,000	10,000
Deferred financing costs and other assets, net	1,872	2,158
Total assets	$795,812	$792,989
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$19,857	$14,150
Accrued expenses and other current liabilities	38,485	30,531
Due to Parent	—	29
Current portion of long-term debt	3,000	3,000
Total current liabilities	61,342	47,710

Long-term debt, less discount and current portion	541,464	541,469
Other liability	2,500	2,500
Deferred income taxes	71,304	74,420
Total liabilities	676,610	666,099

Commitments and contingencies (Note 4)

Shareholder’s Equity:
Common stock ($0.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	—	—
Additional paid-in capital	260,200	260,200
Accumulated deficit	(115,940)	(116,210)
Accumulated other comprehensive loss	(25,058)	(17,100)
Total shareholder’s equity	119,202	126,890
Total liabilities and shareholder’s equity	$795,812	$792,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three months ended
	March 31,	March 31,
	2015	2014
Net sales	$82,441	$80,559
Cost of products sold	46,838	41,654
Gross profit	35,603	38,905
Operating expenses:
Selling and administrative expenses	10,507	11,552
Advertising costs	2,643	5,405
Research and development costs	575	608
Amortization of acquired intangible assets	8,968	9,111
Total operating expenses	22,693	26,676
Operating profit	12,910	12,229
Non-operating expenses:
Interest expense	11,793	11,949
Other (income) expense, net	205	(421)
Income before income taxes	912	701
Provision for income taxes	642	627
Net income	$270	$74

Other comprehensive loss:
Foreign currency translation loss	(7,958)	(1,892)
Comprehensive loss	$(7,688)	$(1,818)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$270	$74
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	11,901	11,919
Share-based compensation	—	27
Deferred income taxes	(3,116)	(3,098)
Other	66	2
Cash effect of changes in:
Accounts receivable, net	(23,698)	(18,730)
Inventories	2,253	(2,586)
Prepaid taxes	—	2,830
Other current assets	(1,131)	(451)
Accounts payable and accrued liabilities	13,661	21,936
Due from IDQ	742	—
Other	(1,489)	102
Net cash (used in) provided by operating activities	(541)	12,025

Cash flows from investing activities:
Capital expenditures	(545)	(328)
Investment in affiliate	—	(10,000)
Net cash used in investing activities	(545)	(10,328)

Cash flows from financing activities:
Principal payments on term loan	(750)	(9,750)
Payment on advance from Parent	—	(50)
Net cash used in financing activities	(750)	(9,800)

Effect of exchange rate changes on cash	(378)	32
Net decrease in cash	(2,214)	(8,071)
Cash at beginning of period	13,051	21,253
Cash at end of period	$10,837	$13,182

Supplemental cash flow disclosures:
Cash paid for interest	$4,259	$4,695
Cash paid for income taxes	$4,141	$555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Armored AutoGroup Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

The interim condensed consolidated financial statements for the three month periods ended March 31, 2015 and 2014 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company for the periods presented. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from the estimates and assumptions made. Further, the results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or for any future period.

The Company’s business is moderately seasonal and can be impacted by weather. Sales are typically higher in the first half of the calendar year as the Company’s customers in the northern hemisphere purchase inventory for the spring and summer seasons when weather is warmer than in the fall and winter months.  This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and less strongly if weather is cold and wet.  For these reasons, among others, the Company’s results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted or condensed pursuant to the rules and regulations of the SEC. The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2014, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies. The consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at that date, but does not include all of the financial information or disclosures required by U.S. GAAP for complete financial statements.

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

Cost of Products Sold

Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense, direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product, contract manufacturing costs, and provisions for inventory losses (including losses relating to excess and obsolete inventory). Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity, as well as costs associated with developing and designing new packaging.

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

None of the Company’s goodwill is expected to be deductible for income tax purposes.

The Company files a consolidated federal and certain state income tax returns with its Parent.  Income taxes have been prepared on a separate return basis.  The Company pays its tax liability on behalf of its Parent.

Foreign Currency Translation

Local currencies are the functional currencies for substantially all of the Company’s foreign operations, with the exception of the Company’s United Kingdom (“U.K.”) operation, whose functional currency was the U.S. dollar, during 2014 and prior. Subsequently, in early 2015 the Company’s U.K. entity switched their functional currency from the U.S. dollar to the British Pound sterling. An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management determined in early 2015 that due to a change in the manner in which the U.K. entity operates, that a switch in the functional currency to the British Pound sterling from the U.S. dollar was necessary.

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

Finite Lived Intangible Assets

Amortization of intangible assets with finite lives (customer relationships and licensing arrangements) is recognized over estimated useful lives ranging from 5 to 10 years, which the Company believes reasonably represents the time period in which the economic benefits of the intangible assets are consumed or otherwise realized. The Company has experienced a negligible attrition rate in its customer base, and is not able to identify a reliable pattern of attrition and, as such, is utilizing the straight line amortization method to amortize customer relationship intangible assets. Finite lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset may not be recoverable. There have been no instances of impairment identified.

Indefinite Lived Intangible Assets

The Company tests its trademarks and brand names with indefinite lives for impairment annually on the first day of the fourth quarter unless there are indications during an interim period that these assets are more likely than not to have become impaired. For trademarks and brand names with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value. An impairment charge is recorded for the difference between the carrying amount and the fair value. The Company uses an income approach, the relief from royalty method, to estimate the fair value of its trademarks and trade names with indefinite lives. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The determination of the fair values of trademarks and brand name assets with indefinite lives requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce different results.

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

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination at the date of the evaluation and the fair value was the purchase price paid to acquire the reporting unit.

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

Income approach—To determine fair value, the Company uses a DCF approach for each of the reporting units. Under this approach, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF are consistent with the Company’s long range forecasts, and give consideration to historic and projected long term business trends and strategies. The other key estimates and factors used in the DCF include, but are not limited to, discount rates, future sales volumes, revenue and expense growth rates, changes in working capital, capital expenditure forecasts, foreign exchange rates, currency devaluation, inflation, and a perpetuity growth rate.

Market approach—The Company uses the guideline public company method to select reasonably similar/guideline publicly traded companies for each of the Company’s reporting units. Using the guideline public company method, the Company calculates earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for each of the public companies using both historical and forecasted EBITDA figures. By applying these multiples to the appropriate historical and forecasted EBITDA figures for each reporting unit, fair value estimates are calculated.

During the three months ended March 31, 2015, goodwill decreased by $3.6 million due to currency translation.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2015-03 — Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets.  The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and requires retrospective application. The adoption of this update on January 1, 2016 is not expected to have a material impact on our consolidated financial statements. As of March 31, 2015 and December 31, 2014, the unamortized deferred financing costs recorded on the Company’s balance sheets were $3.2 million and $3.6 million, respectively.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 10): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The ASU provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for the Company in its first quarter of fiscal 2016. The Company is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. The ASU requires management to make this evaluation for both the annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers. The ASU clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards (‘‘IFRS’’) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of the financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The amendments in this update are effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Full or modified retrospective adoption is required and early application is not permitted. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

On April 1, 2015, the FASB proposed a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under U.S. GAAP. Under the proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The proposal also would permit a public entity to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date would not be permitted. The FASB has issued an exposure draft on the proposal and expects to seek public comment with a 30-day comment period.

Note 2 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
	(Unaudited)
Finished goods	$29,435	$31,628
Raw materials and packaging	8,392	9,102
Allowances for obsolescence	(1,489)	(2,139)
	$36,338	$38,591

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

The Company’s financial instruments consist of cash, trade accounts receivable, trade accounts payable and long-term debt.  Due to their short-term maturity, the carrying amounts of cash, trade accounts receivable and trade accounts payable approximate their fair market values.  The carrying and fair values of the Company’s long-term debt were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)	(Unaudited)
Term loan	$275,273	$278,250	$275,611	$278,303
Senior notes	269,191	279,125	268,858	273,625

The fair value of the Term Loan and the Senior Notes was determined using broker quotes (Level 2).  The broker quotes are determined on an anlaysis of discounted cash flows togeterh with applicable forward LIBOR rates.

Note 4 — Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

In connection with the Acquisition, Clorox retained liability associated with a potential contract claim and the Company has agreed to indemnify and reimburse Clorox for 50% of the first $5.0 million in costs related to the contract claim. As of March 31, 2015 and December 31, 2014, the Company has accrued $2.5 million in long-term liabilities related to this contingency.

Note 5 — Income taxes

The Company’s effective tax rate was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Effective tax rate	70.4%	89.4%

The Company’s effective tax rate for the three month period ended March 31, 2015 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state income taxes. Further, the Company’s effective tax rate has decreased for the three month period ended March 31, 2015, as compared to the corresponding period in 2014 primarily as a result of a decrease from the discrete tax charge of $0.4 million recorded during the three month period ended March 31, 2014.

The discrete tax charge was primarily the result of an increase in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities.

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

The following summarizes the financial performance of the Company’s operating segments (in thousands):

	Three Months Ended March 31, 2015 (Unaudited)
	North America	International	Corporate	Consolidated
Net sales	$66,383	$16,058	$—	$82,441
Earnings (loss) before income taxes	20,216	1,457	(20,761)	912
Capital expenditures	478	67	—	545
Depreciation of property, plant and equipment and amortization of intangible assets	1,664	121	8,969	10,754
Share based compensation	—	—	—	—

	Three Months Ended March 31, 2014 (Unaudited)
	North America	International	Corporate	Consolidated
Net sales	$61,567	$18,992	$—	$80,559
Earnings (loss) before income taxes	18,758	3,003	(21,060)	701
Capital expenditures	276	52	—	328
Depreciation of property plant and equipment and amortization of intangible assets	1,577	122	9,111	10,810
Share based compensation	24	3	—	27

Note 7 — Financial Information for the Company and Its Subsidiaries

The Company’s payment obligations under the Senior Notes are guaranteed, jointly and severally, by all of the Company’s wholly owned domestic subsidiaries which guarantee the obligations of the Company under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Company conducts substantially all of its business through its subsidiaries. In servicing payments to be made on the Senior Notes and other indebtedness, and to satisfy other liquidity requirements, the Company will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to the Company will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

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

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2015

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$4,515	$—	$6,322	$—	$10,837
Accounts receivable, net	—	74,583	16,946	—	91,529
Due from Parent	269	—	—	—	269
Due from IDQ	88	—	—	—	88
Inventories	—	26,459	9,879	—	36,338
Other current assets	84,211	(74,644)	2,434	—	12,001
Total current assets	89,083	26,398	35,581	—	151,062

Property, plant and equipment, net	6,607	16,295	2,011	—	24,913
Goodwill	—	310,576	42,654	—	353,230
Intangible assets, net	—	231,734	26,043	(3,042)	254,735
Investment in subsidiaries	581,808	95,268	—	(677,076)	—
Investment in affiliate	10,000	—	—	—	10,000
Deferred financing costs and other assets, net	1,787	85	—	—	1,872
Total assets	$689,285	$680,356	$106,289	$(680,118)	$795,812
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$488	$15,607	$3,762	$—	$19,857
Accrued expenses and other current liabilities	23,628	7,661	7,196	—	38,485
Current portion of long-term debt	3,000	—	—	—	3,000
Total current liabilities	27,116	23,268	10,958	—	61,342

Long-term debt, less discount and current portion	541,464	—	—	—	541,464
Other liability	2,500	—	—	—	2,500
Deferred income taxes	(4,039)	75,280	63	—	71,304
Total liabilities	567,041	98,548	11,021	—	676,610
Shareholder’s equity	122,244	581,808	95,268	(680,118)	119,202
Total liabilities and shareholder’s equity	$689,285	$680,356	$106,289	$(680,118)	$795,812

Condensed Consolidating Balance Sheet

Year Ended December 31, 2014

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash	$7,396	$—	$5,655	$—	$13,051
Accounts receivable	—	51,565	16,332	—	67,897
Inventory	—	29,320	9,271	—	38,591
Due from IDQ	830	—	—	—	830
Other current assets	84,235	(75,081)	1,826	—	10,980
Total current assets	92,461	5,804	33,084	—	131,349

Property, plant and equipment	6,949	17,039	2,257	—	26,245
Goodwill	—	310,576	46,213	—	356,789
Intangible assets net	—	239,279	29,517	(2,348)	266,448
Investment in subsidiaries	583,849	101,430	—	(685,279)	—
Investment in affiliates	10,000	—	—	—	10,000
Deferred financing costs and other assets, net	2,070	88	—	—	2,158
Total assets	$695,329	$674,216	$111,071	$(687,627)	$792,989
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$296	$11,590	$2,264	$—	$14,150
Accrued expenses and other current liabilities	19,340	3,861	7,330	—	30,531
Due to Parent	29	—	—	—	29
Current portion of long-term debt	3,000	—	—	—	3,000
Total current liabilities	22,665	15,451	9,594		47,710

Long term debt, less discount and current portion	541,469	—	—	—	541,469
Other liabilities	2,500	—	—	—	2,500
Deferred income taxes	(543)	74,916	47	—	74,420
Total liabilities	566,091	90,367	9,641	—	666,099
Shareholder’s equity	129,238	583,849	101,430	(687,627)	126,890
Total liabilities and shareholder’s equity	$695,329	$674,216	$111,071	$(687,627)	$792,989

Condensed Consolidating Statement of Comprehensive (Loss) Income (Unaudited)

Three months ended March 31, 2015

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$72,314	$17,230	$(7,103)	$82,441
Cost of products sold	—	40,937	13,004	(7,103)	46,838
Gross profit	—	31,377	4,226	—	35,603

Operating expenses:
Selling and administrative expenses	5,059	2,623	2,825	—	10,507
Advertising costs	—	1,587	1,056	—	2,643
Research and development costs	—	571	4	—	575
Amortization of acquired intangible assets	—	7,545	1,423	—	8,968
Total operating expenses	5,059	12,326	5,308	—	22,693
Operating (loss) profit	(5,059)	19,051	(1,082)	—	12,910

Non-operating expenses:
Interest expense	11,790	—	3	—	11,793
Other expense, net	(67)	139	133	—	205
(Loss) earnings before provision for income taxes	(16,782)	18,912	(1,218)	—	912
Provision for income taxes	335	3	304	—	642
Equity earnings (loss) of subsidiaries, net of taxes	17,387	(1,522)	—	(15,865)	—
Net earnings (loss)	$270	$17,387	$(1,522)	$(15,865)	$270

Other comprehensive loss:
Foreign currency translation	(7,958)	(7,958)	(7,958)	15,916	(7,958)
Comprehensive loss (income)	$(7,688)	$9,429	$(9,480)	$51	$(7,688)

Condensed Consolidating Statement of Comprehensive (Loss) Income (Unaudited)

Three months ended March 31, 2014

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$66,428	$20,359	$(6,228)	$80,559
Cost of products sold	—	33,765	14,117	(6,228)	41,654
Gross profit	—	32,663	6,242	—	38,905

Operating expenses:
Selling and administrative expenses	5,729	2,941	2,882	—	11,552
Advertising costs	—	3,924	1,481	—	5,405
Research and development costs	—	608	—	—	608
Amortization of acquired intangible assets	—	7,545	1,566	—	9,111
Total operating expenses	5,729	15,018	5,929	—	26,676
Operating (loss) profit	(5,729)	17,645	313	—	12,229

Non-operating expenses:
Interest expense	11,949	—	—	—	11,949
Other expense, net	(425)	—	4	—	(421)
(Loss) earnings before (benefit) provision for income taxes	(17,253)	17,645	309	—	701
Benefit (provision) for income taxes	6,406	(6,775)	(258)	—	(627)
Equity earnings (loss) of subsidiaries, net of taxes	10,921	51	—	(10,972)	—
Net earnings (loss)	$74	$10,921	$51	$(10,972)	$74
Other comprehensive (loss) income:
Foreign currency translation	(1,892)	(1,892)	(1,892)	3,784	(1,892)
Comprehensive (loss) income	$(1,818)	$9,029	$(1,841)	$(7,188)	$(1,818)

Condensed Consolidating Statement of Cash Flows (Unaudited)

Three months ended March 31, 2015

	Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$270	$17,387	$(1,522)	$(15,865)	$270
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,622	8,628	1,651	—	11,901
Deferred income taxes	(3,496)	364	16	—	(3,116)
Equity earnings of subsidiaries, net of taxes	(17,387)	1,522	—	15,865	—
Other	—	28	38	—	66
Cash effect of changes in:
Accounts receivable, net	—	(23,046)	(652)	—	(23,698)
Inventories	—	2,861	(608)	—	2,253
Other current assets	(85)	(437)	(609)	—	(1,131)
Due from/(to) IDQ	742	—	—	—	742
Accounts payable and accrued liabilities	4,479	7,820	1,362	—	13,661
Intercompany and other	11,863	(14,788)	1,436	—	(1,489)
Net cash provided by (used in) operating activities:	(1,992)	339	1,112	—	(541)
Cash flows from investing activities:
Capital expenditures	(139)	(339)	(67)	—	(545)
Acquisition, net	—	—	—	—	—
Net cash used in investing activities	(139)	(339)	(67)	—	(545)

Cash flows from financing activities:
Principal payments on term loan	(750)	—	—	—	(750)
Payment of advance from Parent	—	—	—	—	—
Net cash used in by financing activities	(750)	—	—	—	(750)

Effect of exchange rate changes on cash	—	—	(378)	—	(378)
Net increase in cash	(2,881)	—	667	—	(2,214)
Cash at beginning of period	7,396	—	5,655	—	13,051
Cash at end of period	$4,515	$—	$6,322	$—	$10,837

Condensed Consolidating Statement of Cash Flows (Unaudited)
Three months ended March 31, 2014

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$74	$10,921	$51	$(10,972)	$74
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,550	8,577	1,792	—	11,919
Share-based compensation	27	—	—	—	27
Deferred income taxes	(16)	(3,060)	(22)	—	(3,098)
Equity earnings of subsidiaries, net of taxes	(10,921)	(51)	—	10,972	—
Other	—		2		2
Cash effect of changes in:
Accounts receivable	72	(18,215)	(587)	—	(18,730)
Inventories	—	(2,163)	(423)	—	(2,586)
Prepaid taxes	(6,432)	9,262		—	2,830
Other current assets	(216)	34	(269)	—	(451)
Accounts payable and accrued liabilities	7,537	13,171	1,228	—	21,936
Intercompany and other	18,277	(18,406)	231	—	102
Net cash provided by operating activities	9,952	70	2,003	—	12,025

Cash flows from investing activities:
Capital expenditures	(206)	(70)	(52)	—	(328)
Acquisition, net	(10,000)	—	—	—	(10,000)
Net cash used in investing activities	(10,206)	(70)	(52)	—	(10,328)

Cash flows from financing activities:
Principal payments on term loan	(9,750)				(9,750)
Prin Payment of advance from Parent	(50)	—	—	—	(50)
Net cash provided by financing activities	(9,800)	—	—	—	(9,800)

Effect of exchange rate on cash	—	—	32	—	32
Net increase (decrease) in cash	(10,054)	—	1,983	—	(8,071)
Cash at beginning of period	14,843	—	6,410	—	21,253
Cash at end of period	$4,789	$—	$8,393	$—	$13,182

Note 8 — Investment in Affiliate

On March 17, 2014, the Company paid $10.0 million to acquire a non-controlling equity interest in IDQ Acquisition Corp. (“IDQ”) and also paid $1.2 million in transaction fees and closing costs. The investment is accounted for under the cost method of accounting. The transaction fees and closing costs included $0.3 million paid to a board member for services rendered in connection with the transaction. The transaction fees and closing costs are reported in selling and administrative expenses on the Condensed Consolidated Statements of Comprehensive Loss. On the same date, Parent acquired a controlling equity interest in IDQ. In connection with the investment, the Company entered into a Shared Services Agreement with IDQ and Parent pursuant to which certain services are provided by one party to another, as agreed by the Company and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and the Company. During the three months ended March 31, 2015, the Company charged IDQ $2.2 million for shared services while IDQ charged the Company $2.1 million, principally relating to selling, general and administrative costs and which is reflected on a net basis in selling, general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

During the three month period ended March 31, 2015, the Company made payments of approximately $0.4 million in management fees to Avista Capital Holdings, L.P. for thier consulting, advisory and monitoring services to the Company.

Note 9 — Subsequent Events

On April 28, 2015,  AAG Parent entered into an Agreement and Plan of Merger (the “Merger Agreement”) with  Spectrum Brands Holdings, Inc. (“Spectrum Brands Holdings”), Ignite Merger Sub, Inc. (“Ignite”),  a direct wholly owned subsidiary of Spectrum Brands, Inc., and Avista Capital Partners II GP, LLC, as representative of the stockholders and the optionholders of AAG Parent. Under the Merger Agreement, Ignite will be merged with and into AAG Parent and AAG Parent will continue as the surviving corporation. The merger consideration  is approximately $1.4 billion (subject to customary adjustments for cash, debt, net working capital and transaction-related expenses described in the Merger Agreement), which will be paid entirely in cash. The obligations of the parties to complete the merger are subject to various customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and, in the case of Spectrum Brands Holdings’ obligation to complete the acquisition, the accuracy of representations and warranties, material compliance by the AAG Parent with certain preclosing covenants and no material adverse change in AAG Parent since the date of the Merger Agreement. The Merger Agreement may be terminated by mutual consent of AAG Parent and Spectrum Brands Holdings and under certain other circumstances, including by AAG Parent or Spectrum Brands Holdings if the closing of the merger has not occurred by June 30, 2015. The total amount of unrecognized compensation expense for the Company’s employees under the 2010 AAG Parent Option Plan is approximately $2.9 million. This expense is expected to be recorded upon closing of the merger during the second quarter of our fiscal 2015.

The Company has evaluated events from the balance sheet date through May 11, 2015, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

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

According to a 2014 brand health tracking study by Millward Brown, Armor All is the most recognized automotive aftermarket appearance product brand in the United States with a comprehensive and competitively priced product line. Armor All’s advertising campaigns, such as the “Go ahead. Stare,” “Care for your car”,”Armor All Way” and the current “A car is a privilege. Respect it.” build on what we believe to be the strong Armor All brand equity established over its 50 year history to maintain a high level of consumer awareness. We further believe that Armor All is distinguished as the leader in the automotive aftermarket appearance products category by its household name, high quality product formulations, convenient application methods and tradition of innovation.

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

•                  Operating expenses—outright and as a percentage of net sales which is an indicator of the efficiency of our business and our ability to manage our business to plan; and

•                  Adjusted EBITDA—is a measure used to calculate certain financial covenants related to our Credit Facility and as a basis to calculate certain incentive-based compensation, as well as a factor in our tangible and intangible assets impairment tests.

Results of Operations

Three month period ended March 31, 2015 compared to the corresponding period in 2014

Financial data for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	Change	%
Net sales	$82,441	$80,559	$1,882	2
Cost of products sold	46,838	41,654	5,184	12
Gross profit	35,603	38,905	(3,302)	8
Operating expenses:
Selling and administrative expenses	10,507	11,552	(1,045)	(9)
Advertising costs	2,643	5,405	(2,762)	(51)
Research and development costs	575	608	(33)	(5)
Amortization of acquired intangible assets	8,968	9,111	(143)	(2)
Total operating expenses	22,693	26,676	(3,983)	(15)
Operating profit	12,910	12,229	681	6
Non-operating expenses:
Interest expense	11,793	11,949	(156)	(1)
Other (income) expense, net	205	(421)	626	(149)
Income before for income tax provision	912	701	211	30
Provision for income taxes	642	627	15	2
Net income	$270	$74	$196	265

Net sales

Our sales are typically higher in the first half of the calendar year, as our customers purchase stock for the spring and summer seasons, when weather is warmer in the northern hemisphere than in the fall and winter months. This pattern is largely reflective of our customers’ seasonal purchasing patterns, as well as the timing of our promotional activities. Weather can also influence consumer behavior, especially for appearance products. Our appearance products sell best during warm, dry weather, and sell less strongly if weather is cold and wet.

Net sales for our North America segment include products marketed and sold to customers in the United States and Canada. Our International segment represents net sales to all other regions outside of the United States and Canada, primarily being Europe, Australia and Latin America. The following table summarizes our net sales for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,		Change		% of Net Sales
	2015	2014	$	%	2015	2014
Net sales
North America:
Armor All products	$49,756	$45,874	$3,882	8	60	56
STP products	14,384	13,626	758	6	17	17
Other brands	2,243	2,067	176	9	3	3
Total North America	66,383	61,567	4,816	8	80	76
International	16,058	18,992	(2,934)	(15)	20	24
Consolidated net sales	$82,441	$80,559	$1,882	2	100	100

In North America, the increase in net sales during the three months ended March 31, 2015, as compared to the same period in 2014 was driven by additional promotions and improved product placement for both the Armor All brand and the STP brand, as compared to the same period in the prior year.

International net sales for the three month period ended March 31, 2015 decreased as compared to the corresponding period in 2014. The primary casue of the decline was the negative impact of the stronger U.S. dollar on translation of our sales in foreign currency.  Additionally, sales were lower in our European business unit, principally due to softness in the Russian and Ukranian markets.

Gross profit

Our gross profit for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	Change	%
Gross profit	$35,603	$38,905	$(3,302)	(8)
Stated as a percentage of net sales	43.2%	48.3%

The decrease in gross profit dollars and gross profit, as a percentage of net sales in the three months ended March 31, 2015, as compared to the same period in 2014 was driven by $1.6 million of costs associated with the consolidation of our distribution network, higher trade promotional spend and a shift in mix to lower margin displays.  Additionally, the unfavorable impact of the strong U.S. dollar on international exchange rates increased the costs of U.S. sourced product for our international operations and negatively impacted the translation of their local currency operations into U.S. dollars.

Selling and administrative expense, advertising costs, and research and development costs

Our selling and administrative expenses, advertising costs, and research and development costs for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	Change	%
Selling and administrative expenses	$10,507	$11,552	$(1,045)	(9)
Advertising costs	2,643	5,405	(2,762)	(51)
Research and development costs	575	608	(33)	(5)
	$13,725	$17,565	$(3,840)	(22)
Stated as a percentage of net sales	16.6%	21.8%

The decrease in our selling and administrative expense in the three months ended March 31, 2015, as compared to the corresponding period in 2014 is primarily due to synergies related to the integration of our operations with those of IDQ, as well as lower acquisition related charges.

The decrease in our advertising costs in the three month period ended March 31, 2015, as compared to the corresponding period in 2014, was primarily due to the timing of when advertising aired, savings in production and other fees, as well as planned reductions and shifts in spend to trade promotions.

Income taxes

Our effective tax rate for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Effective tax rate	70.4%	89.4%

Our effective tax rate for the three month period ended March 31, 2015 differs from the statutory tax rate primarily due to U.S. federal manufacturing benefits recognized and state income taxes. Further, the Company’s effective tax rate has decreased for the three month period ended March 31, 2015, as compared to the corresponding period in 2014 primarily as a result of a decrease from the discrete tax charge of $0.4 million recorded during the three month period ended March 31, 2014.  The discrete tax charge was primarily the result of an increase in the uncertain tax positions recorded by Clorox, for which the Company has recorded a corresponding benefit in income from operations due to the indemnification agreement between the entities.

Adjusted EBITDA

EBITDA is defined as net earnings before interest expense (net), income taxes, depreciation and amortization including goodwill impairment, and is used by management to measure operating performance of the business. ‘‘Adjusted EBITDA’’ is calculated by adding to or subtracting from EBITDA certain items of expense and income as described below. We use EBITDA and Adjusted EBITDA as a measure to calculate certain financial covenants related to our Credit Facility and as a basis to calculate certain incentive-based compensation, as well as a factor in our tangible and intangible asset impairment tests. EBITDA and Adjusted EBITDA are supplemental measures of our performance and our ability to service indebtedness that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance or liquidity under GAAP and should not be considered in isolation or as alternatives to net earnings operating income, cash flows from operations, investing or financing activities or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. The items excluded from Adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. In addition, our measurements of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA for the three months ended March 31, 2015 and 2014 is calculated as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014	Change	%
Net income, as reported	$270	$74	$196	265
Interest expense	11,793	11,949	(156)	(1)
Income tax provision	642	627	15	2
Depreciation	1,785	1,698	87	5
Amortization	8,969	9,112	(143)	(2)
EBITDA	23,459	23,460	(1)	0
Share based compensation (1)	—	27	(27)	(100)
(Gain) loss from unrestricted subsidiary (2)	218	(59)	277	469
State franchise taxes	172	163	9	6
Acquistion related charges (3)	2,045	757	1,288	170
Sponsor monitoring fees (5)	383	250	133	53
Non-cash gain (loss) from write-off of assets (6)	(73)	(425)	352	83
Adjusted EBITDA	$26,204	$24,173	$2,031	8

(1)         Non-cash compensation transactions include share-based compensation expense related to options granted under the Company’s 2010 Stock Option Plan.

(2)         Net loss of early China subsidiary formed in 2012, earnings of which are excluded form EBITDA as defined in our Credit Facility.

(3)         Reflects an adjustment for acquisition and integration related charges in 2014 and consolidation of several distribution centers in fiscal 2015 basis.

(4)         Amounts related to a monitoring agreement with Avista Capital Holdings, L.P.

(5)         Reflects amounts for non-cash benefit of indemnity from Clorox.

Liquidity and capital resources

Our principal sources of liquidity are our cash of $10.8 million as of March 31, 2015, and our $50.0 million revolving credit facility, the entirety of which, is undrawn and fully available to us as of March 31, 2015. Our principal source of operating cash inflows is from sales of product to customers. Our principal cash outflows relate to the purchase and production of inventory and related costs, advertising, selling and administrative expenses, and capital expenditures. At March 31, 2015, $6.3 million of our cash is held by foreign subsidiaries to fund their working capital needs. To date, net cash generated in operations and borrowed funds under our Revolving Credit Facility have been sufficient to service our debts and other obligations and fund seasonal and other cash flow requirements. As market conditions warrant, we and our sponsor, and its affiliates, may from time to time in the future redeem or repurchase debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise subject to the terms of applicable contractual restrictions. We cannot give any assurance as to whether or when such repurchases or exchanges may occur and at what price such repurchase or exchange may occur.We believe that, as of March 31, 2015, cash on hand, cash expected to be generated from future operating activities and cash available under the Revolving Credit Facility will be sufficient to fund our operations, including contractual obligations and capital expenditures for the next 12 months.

As of March 31, 2015, we expect that we will generate cash from the underlying operations of the business and we will be able to obtain needed funds under the Revolving Credit Facility when requested. However, in the event that funds are not available from our operating activities or from the Revolving Credit Facility, we may have to delay certain business initiatives and adjust our strategy accordingly. Our Revolving Credit Facility expires in November 2015. While we expect to be able to renew the Revolving Credit Facility, we cannot guarantee we will be successful in renewing it, which may limit our ability to achieve our corporate operating plan. As of March 31, 2015, we were in compliance with all covenants related to the Credit Facility.

Cash flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(541)	$12,025
Net cash used in investing activities	(545)	(10,328)
Net cash used in financing activities	(750)	(9,800)

Operating activities

Significant elements of our $0.5 million net cash used in operating activities for the three months ended March 31, 2015 include our net income of $0.3 million, a decrease in net operating assets of $9.7 million and non-cash charges of $8.9 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes. Elements of our $12.0 million net cash provided by operating activities for the three months ended March 31, 2014 include our net income of $0.1 million, a decrease in net operating assets of $3.1 million and non-cash charges of $8.9 million for depreciation and amortization of our long lived, tangible and intangible assets, deferred financing costs, debt discount amortization and deferred income taxes. The increase in our operating assets in 2015 included an increase of $23.7 million in accounts receivable and an increase of $13.7 million in accounts payable and accrued liabilities commensurate with our seasonal sales volume during the quarter.

Investing activities

Our cash used in investing activities of $0.5 million for the three month period ended March 31, 2015 was comprised of $0.5 million of capital expenditures. Cash used in investing activities of $10.3 million for the three month period ended March 31, 2014 was comprised of a $10.0 million investment in an affiliate and $0.3 million of capital expenditures.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2015 included $0.8 million of principal payments on our term loan.  Net cash used in financing activites for the three months ended March 31, 2014 included $0.8 million of principal payment on our term loan, as well as an additional mandatory prepayment of principal in the amount of $9.0 million due to excess cash generated in the year ended December 31, 2014 pursuant to the Term Loan agreement.

Indebtedness

We have a significant amount of indebtedness stemming from the November 5, 2010 Acquisition, including a revolving credit loan and a term Loan under the Credit Facility and Senior Notes. As of March 31, 2015 we have aggregate gross amount of indebtedness of approximately $553 million, exclusive of issuance discounts, including a remaining $278.3 million owed on our Term Loan. The term Loan calls for quarterly principal payments of $0.8 million with the remaining principal maturing in November 2016, and $275.0 million in aggregate principal amount of 9.25% Senior Notes due 2018.  Our significant indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments. Further, the terms of our credit agreement governing the Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on our current and future operations, particularly our ability to respond to changes or to take certain actions. Although such encumbrances have not proven unexpectedly burdensome to date, these restrictions may limit our ability to engage in certain financial and operational business activities that may be in our long-term best interest. As of March 31, 2015, the Company was in compliance with all covenants related to the Credit Facility.  For additional details related to our indebtedness, please see Note 9 of the Notes to the Consolidated Financial Statements, “Debt”, contained in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Commitments and contingencies

For details related to our contractual obligations and other commitments and contingencies, please see (i) Note 4 of the Notes to Condensed Consolidated Financial Statements, “Commitments and Contingencies” included in this Quarterly Report, and (ii) Note 11 of the Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2014, “Commitments and Contingencies”, and Management’s Discussion and Analysis of Financial Condition and Results of Operations “Certain Information Concerning Contractual Obligations” included in the Company’s Annual Report on Form 10-K filed with the SEC (file number 333-180736) incorporated herein by reference.

Indefinite Lived Intangible Assets

We test our trademarks and brand names with indefinite lives for impairment annually on the first day of the fourth quarter unless there are indications during an interim period that these assets are more likely than not to have become impaired. For trademarks and brand names with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value. An impairment charge is recorded for the difference between the carrying amount and the fair value. We use an income approach, the relief-from-royalty method, to estimate the fair value of its trademarks and trade names with indefinite lives. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The determination of the fair values of trademarks and brand name assets with indefinite lives requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce different results.

During the fourth quarter of 2014, we completed our  annual indefinite-lived intangible asset impairment assessment and, based on those tests, recorded a non-cash impairment charge of $7.0 million related to the  STP trade name. The key factors leading to the impairment charge was a decline in forecasted future results of the brand, as compared with the projections which were made when the brand was acquired from Clorox in 2010. Based upon our analysis as of March 31, 2015, management has concluded there is no indication of further impairment of the STP trade name.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in the reports the Company files or submits under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness existing in our internal controls as of December 31, 2014 (as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and described below), which material weakness had not been fully remediated as of March 31, 2015.

Material Weakness Identified and Remediation Activities

In connection with the preparation of our financial statements for the year ended December 31, 2014, four significant deficiencies in internal control became evident to management that, in the aggregate, represented a material weakness. None of the deficiencies individually represented a material weakness, and all resulting adjustments, none of which were material, were reflected in our Consolidated Financial Statements for the year ended December 31, 2014.

Our conclusion that we continue to have significant deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting was not based on quantified misstatements in our historical consolidated financial statements or our consolidated financial statements as of and for our fiscal quarter ended March 31, 2015, but instead on the risk that our controls may not prevent or detect on a timely basis potential material errors in our future financial statements.  The significant deficiencies identified in our Annual Report and the related remediation steps taken as of March 31, 2015 included:

(i) Inadequate Revenue Recognition Process. There was a lack of communication between operations and finance personnel, as well as an inadequate control design which failed to detect shipments that were delayed in ports on the West coast of the United States, due to the work slowdown of the International Longshore and Warehouse Union during the fourth quarter of 2014.  During 2015, management hired a consulting firm to assist in the redesign and implementation of enhanced policies, procedures and controls for reviewing and tracking all shipments placed in transit by the Company or its subsidiaries and these policies, procedures and controls have been implemented.

(ii) Inadequate review of material contracts. The control designed to ensure that all material contracts are reviewed by finance personnel did not operate as intended. Specifically, a contract related to our third party logistics provider was executed during the fourth quarter of 2014 and the required review and accounting assessment was not performed by finance personnel on a timely basis.  During 2015, management designed enhanced policies, procedures and controls for the review of all contracts signed during the respective quarterly accounting period and these policies, procedures and controls have been implemented.

(iii) Inadequate Accounting for Shared Services Process. In connection with the acquisition by AAG Parent of IDQ, the Company entered into a Shared Services Agreement with IDQ and AAG Parent, pursuant to which certain services are provided by one party to another, as agreed by the Company, AAG Parent and IDQ, with the purpose of utilizing the assets and operations of each company to increase sales and lower the combined costs for the mutual benefit of both IDQ and the Company. In one instance there was a lack of proper review of invoices to properly attribute costs, assets and liabilities to IDQ, AAG Parent, or the Company.  During 2015, management hired a consulting firm to design enhanced policies and procedures for the documentation and review of all intercompany charges processed under the Shared Services Agreement.  The policies, procedures and controls are being formalized for implementation and we are continuing our efforts towards remediation of this significant deficiency.

(iv) Inadequate controls around inventory.  Procedures and controls were not adequately designed and did not operate effectively related to the inventory process. Specifically, management failed to adequately document the procedures and controls around inventory cycle counts.  Additionally, controls around the approval of inventory adjustments, monthly inventory reconciliations, and product cost roll ups, were not consistently performed or documented throughout the year.  During 2015, management hired a consulting firm to design enhanced policies and procedures and to retrain employees for the controls around the approval of inventory adjustments, monthly inventory reconciliations, and product cost roll-ups.  The policies, procedures and controls are being formalized for implementation and we are continuing our efforts towards remediation of this significant deficiency.

We plan to remediate the material weakness during the remainder of our fiscal year ended December 31, 2015.  However, we cannot determine how long it will take to fully and effectively execute our remediation plan, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were not any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2015 to which this report relates that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year. As of March 31, 2015, we had no material ongoing litigation, regulatory or other proceedings and had no knowledge of any investigations by governmental or regulatory authorities in which we are a target that could have a material adverse effect on our current business.

Item 1A. Risk Factors

Our consolidated financial results of operations, financial condition and cash flows could be adversely affected by various risks. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” included within our Annual Report on Form 10-K filed with the SEC (file number 333-180736). The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There has been no material changes in our risk factors from those disclosed in the Annual Report referred to above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT NO.	DESCRIPTION
31.1†	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Armored AutoGroup’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May -, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 2015

ARMORED AUTOGROUP INC.

/s/ MICHAEL KLEIN
Michael Klein
Chief Executive Officer

/s/ MICHAEL BAUERSFELD
Michael Bauersfeld
Executive Vice President, Chief Financial Officer and Principal Accounting Officer